Form 10-Q
period 1996-03-31
MG PRODUCTS INC
filed 1996-05-15
CIK 863111

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1996

                               or

        [    ]   Transition Report Pursuant to Section 13 or 15(d)
                 of The Securities Exchange Act of 1934
                 For the Transition Period from _____________ to
                 ________________


                Commission File Number:  0-18660



                         M. G. PRODUCTS, INC.
         (Exact name of registrant as specified in its charter)

             California                    33-0098392
       (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)     Identification No.)


           8154 Bracken Creek
           San Antonio, Texas                  78266
(Address of principal executive offices)     (Zip Code)


                       (210) 651-5288
     (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1)  has
     filed  all reports required to be filed by Section  13
     or 15(d) of the Securities Exchange Act of 1934 during
     the  preceding  12 months (or for such shorter  period
     that   the  registrant  was  required  to  file   such
     reports),  and  (2) has been subject  to  such  filing
     requirements for the past 90 days.  Yes  X   No     on
     (1); Yes  X  No     on (2).

     As of May 10, 1996, the number of shares of the registrant's Common Stock outstanding was 10,564,078.






                      M. G. PRODUCTS, INC.
          QUARTERLY REPORT FORM 10-Q - MARCH  31, 1996




PART I.  Financial Information                       Page

Item 1.Consolidated Balance Sheets -
       March 31, 1996 and
       December 31, 1995                              1

       Consolidated Statement of Operations -
       Three months ended March 31,1996
       and 1995                                       3
       Condensed Consolidated Statement
       of Cash Flows - the three months
       ended March 31, 1996 and 1995                  4

       Notes to Condensed Consolidated
       Financial Statements                           5



Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                    9



2PART II. Other Information

Item 1. Legal Proceedings                            12

Item 2. Changes in Securities                        12

Item 3. Defaults Upon Senior Securities              12

Item 4. Submissions of Matters to a
        Vote of Security Holders                     12

Item 5. Other information                            12

Item 6. Exhibits and Reports on Form 8-K             12











                 Part I - Financial Information

                 Item 1. Financial Statements

              M.G. Products, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                     March 31,  December 31,
                                       1996         1995
                                          (unaudited)
Assets
Current assets:
  Cash                              $  197,622      $1,011,755
  Accounts receivable:
    Trade, net of allowance for
    doubtful accounts of $153,000
    and $307,000 in 1996 and
    1995, respectively                 959,607       1,876,400
  Related parties                      153,064         250,514
  Inventories:
    Raw materials                    5,189,854       4,506,842
    Work-in-process                    652,119         688,391
    Finished goods                   3,654,435       3,669,301
  Total inventories                  9,496,408       8,864,534
  Prepaid expenses and other
  current assets                       782,930         624,001
Total current assets                11,589,631      12,627,204

Property and equipment at cost:
  Machinery and equipment            2,729,651       2,729,651
  Vehicles                              53,584          53,584
  Furniture and fixtures               536,042         534,489
  Leasehold improvements             1,192,616       1,196,021
                                     4,511,893       4,513,745
  Less accumulated depreciation
  and amortization                  (2,255,597)     (2,093,961)
Net property and equipment           2,256,296       2,419,784

Other assets                         1,006,812       1,033,792
Investment in joint venture            792,078         810,869

Total assets                       $15,644,817     $16,891,649



              M.G. Products, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                     March 31,  December 31,
                                       1996         1995
                                          (unaudited)
Liabilities and Shareholders'
Equity
Current liabilities:
  Accounts payable                   $ 2,923,510   $ 2,994,152
  Due to related parties               2,007,396     1,603,091
  Deferred revenue                       892,422       927,241
  Accrued expenses and other current   1,261,278     1,151,943
  liabilities
  Restructuring reserve                1,292,403     1,292,403
  Notes payable                        2,447,282     3,161,844
  Current portion of capital lease       107,793       103,838
  obligations
  Current portion of pre-petition        477,070       465,828
  liabilities
  Subordinated notes payable to          375,478       375,478
  shareholders
Total current liabilities             11,784,632    12,075,818

Capital lease obligations, less            9,732        38,209
current portion

Commitments and contingencies

Shareholders' equity:
  Common shares, no par value:
  Authorized shares - 15,000,000
  Issued and outstanding shares -     33,012,793     33,012,793
  10,564,078
Accumulated deficit                  (29,162,340)   (28,235,171)
Total shareholders' equity             3,850,453      4,777,622

Total liabilities and
shareholders' equity                 $15,644,817    $16,891,649


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

              M.G. Products, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)


                               For the three months ended
                              March 31, 1996 March 31, 1995
                               (unaudited)
Net sales                      $ 5,665,558     $ 9,980,384
Cost of sales                    4,916,497       8,656,886
Gross profit                       749,061       1,323,498

Costs and expenses:
Selling and marketing              501,882       1,390,144
General and administrative       1,003,788       1,636,531
                                 1,505,670       3,026,675

Loss from operations             (756,609)      (1,703,177)


Interest expense, net            (151,769)       (265,971)
Equity in earnings (loss) of      (18,791)        225,000
joint venture

Net  loss                      $ (927,169)   $ (1,744,148)


Net loss per share                $ (.09)          $ (.20)
Number of shares used in
computing share amounts        10,564,078       8,832,010



See notes to condensed consolidated financial statements.


               M.G. Products, Inc. and Subsidiaries
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                   For the three months ended
                                    March 31,     March 31,
                                       1996          1995

Cash used in operations:            $ (48,546)     $ 39,603

Investing activities:
Purchase of property and equipment    (26,503)      (13,650)
Cash provided by (used in)            (26,503)      (13,650)
investing activities

Financing activities:

Payments on notes payable, net       (714,562)    (1,643,880)

Payments on pre-petition                      -      (43,883)
liabilities
Proceeds from subordinated notes              -    1,660,354
payable to shareholders, net
Payments on capital lease             (24,522)        (4,462)
obligations
Cash provided by (used in)           (739,084)       (31,871)
financing activities

Net increase (decrease) in cash      (814,433)        (5,918)
Cash at beginning of period          1,011,755        10,712
Cash at end of period                $ 197,622       $ 4,794





See notes to condensed consolidated financial statements.



              M.G. Products, Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in M.G. Products, Inc. annual report on Form 10-K for the year ended December 31, 1995.

Description of Business

M.G. Products, Inc. (the Company or M.G.) is engaged in a single business segment, the manufacture and wholesale distribution of lighting fixtures for retail outlets primarily in the United States. The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has manufacturing plants located in Monterrey and Tijuana, Mexico. Substantially all of the products produced in these two factories are transferred to the U.S. entity for sale in the United States. Currently, the Company purchases raw materials from both United States and Mexican vendors. Identifiable assets, primarily raw materials and machinery and equipment of $7,800,000 are located in Mexico.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company sells its products primarily to major national building material/home improvement retailers. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required.

A major shareholder and former Chief Executive Officer of the Company holds a senior merchandising position with the Company's single largest customer. The Company's single largest customer provides advance payments in exchange for prepayment discounts on its purchases. The Company records such advance payments as deferred revenue.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives of five to seven years using the straight-line method.

Notes to Condensed Consolidated Financial Statements
(Unaudited)


1.   Summary of Significant Accounting Policies (continued)

Pre-Petition Liabilities

During 1990, the Company was approved for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As part of its reorganization plan, the Company is obligated to pay certain adjusted liabilities which are included in the accompanying balance sheet as pre-petition liabilities.

Revenue Recognition

Product sales revenue is recorded as products are shipped.

Stock-Based Compensation

The Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Advertising Costs

The Company expenses advertising costs as incurred.

Net Loss Per Share

Net  loss per share is computed using the weighted average number
of  common  shares  outstanding during the  year.   Common  stock
equivalents are not considered in the computation of periods with a loss as their effect is anti-dilutive.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

2.   Going Concern

During the three years ended December 31, 1995, the Company incurred substantial losses which negatively impacted cash flow and caused liquidity shortages. Due to its cash flow difficulties, the Company entered into a factoring arrangement with a financing company, and all eligible accounts receivable have been factored. At December 31, 1995, and at March 31, 1996, the Company was not in compliance with certain covenants under this agreement. Additionally, a significant portion of its trade payables was outside their stated terms which caused the intermittent interruption in the receipt of certain raw materials, having a negative effect on the Company's ability to meet customer's demands for certain products.

As a result of the inability to meet the demands of certain customers, the Company has lost some of its customer base, causing a decline in sales. Some of the Company's product lines are customer specific, and as a result of the loss of these customers, certain raw materials are not currently being consumed in the manufacturing process and new markets have not been established for much of the Company's finished inventory.

The Company has negotiated with a significant customer to receive advance payments in exchange for prepayment discounts on orders to improve cash flow, is in the process of developing a program to reduce its inventory, has restructured its prior year debt, and is attempting to increase its borrowing base by pursuing additional financing through negotiations with asset-based lenders. The Company believes that the attainment of an asset-based lending agreement, together with the customer advances obtained, will improve operating results and financial viability. There can be no assurance, however, that new financing arrangements will be satisfactorily completed.

Notes to Condensed Consolidated Financial Statements
(Unaudited)


2.   Going Concern (continued)

There is substantial doubt about the Company's ability to continue if cash shortages continue to exist. The Company must renew its debt or find new sources of financing, and must find new markets for much of its inventory. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.   Restructuring and Relocation

In May 1995, the Company relocated its corporate offices from Chula Vista, California to San Antonio, Texas pursuant to its restructuring plan begun in December 1994. During 1995 the Company defaulted on its lease obligation covering the Chula Vista, California facility. The Company is a defendant in a lawsuit filed in December 1995 with respect to this breach of contract. The Company maintains a reserve for future losses on the property of approximately $1.3 million at March 31, 1996. No assurances can be given, however, that the Company can satisfactorily defend this lawsuit and not incur additional liability in the near term beyond the Company's accrued amount. (See note 6)

Concurrent with the move to San Antonio, the Company entered into an agreement to share certain employees and certain administrative, selling and marketing expenses with Rooster Products International, Inc. ("Rooster Products"), the United States marketing and distribution subsidiary of Exportadora
Cabrera S.A. de C. V. ("Exportadora"), a Mexican corporation owned by the family of Juan Pablo Cabrera, the Company's Chairman of the Board and Chief Executive Officer. C&F Alliance LLC (the Alliance) was created by the Company and Rooster Products share management and certain sales and marketing and general and administrative expenses. The Company and Rooster Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided.

The following table presents summary financial information for the Alliance for the period ended March 31, 1996:


Sales and marketing expenses                        $621,000
General and administrative expenses                1,137,000
Less:  amounts billed to M.G. Products, Inc.       (883,000)
       amounts billed to Rooster Products          (875,000)
International Inc.

Net income                                          $      -


4.   Notes Payable

In April 1995, the Company received a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey, Mexico. The current renewal of this loan, which is funded through an agency of the Mexican government to support Mexican exports, bears interest at an annual rate of 14.0%, and is due July 1, 1996. In May 1995, the Company finalized a new credit facility with Heller Financial, Inc. ("Heller Financial"). Pursuant to an amendment to this agreement dated in March 1996, Heller Financial will advance funds, up to a maximum of $3.0 million, to the Company under an accounts receivable factoring arrangement based on an 80% advance rate for domestic receivables and 75% for certain foreign receivables. The agreement also contains restrictions related to indebtedness, net worth, income and the payment of cash dividends. The balance owed under this agreement was approximately $447,000 at March 31, 1996.

Notes to Condensed Consolidated Financial Statements
(Unaudited)


4.   Notes Payable (continued)

At March 31, 1996, the Company was not in compliance with certain financial covenants of the credit facility with Heller Financial. Heller Financial has the right to terminate this agreement and the obligation shall mature and become due and payable. The Company and Heller Financial have satisfactorily concluded discussions for a further amendment to the agreement. No assurances can be given, however, that the Company will be successful in executing the amendment. In the event that a new agreement cannot be obtained, the Company will be unable to continue operations as currently structured.

5.   Certain Related Party Transactions

In the second quarter of 1995, the Company moved its corporate offices to San Antonio, Texas and formed the Alliance with Rooster Products. The Company contributed certain office furniture, fixtures, and equipment with a net book value of approximately $477,000 to the Alliance. Through the Alliance, the Company and Rooster share management and certain sales and marketing and general and administrative expenses. The Company and Rooster Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided. During 1995, the Company's share of the expenses incurred by the Alliance was $883,000 of which $347,000 has been included in sales and marketing and $535,000 has been included in general and administrative expenses in the consolidated statement of operations. At March 31, 1996, the Company owed the Alliance $723,000 for unreimbursed expenses.

6.     Commitments and Contingencies

During the fourth quarter of 1995, the Company breached its lease agreement on the Chula Vista facility (see Note 3) by failing to make the lease payments. As a result of this breach, the Company is a defendant in a lawsuit. The plaintiff is seeking to recover compensatory damages, interest, attorney's fees, reconditioning expenses, utility charges, improvements which may be made for a new tenant, and miscellaneous other costs of re-leasing the property. The Company denies the allegations and believes the plaintiff may not recover due to the plaintiff's failure to mitigate its damages as required by California law. The remaining unpaid lease obligation under the terms of the lease is approximately $4,000,000. At March 31, 1996, the Company has reserved approximately $1,300,000 against this matter. The ultimate resolution of the matter, which is expected to occur within one year, could result in an additional loss up to approximately $3,000,000 in excess of the amount accrued.

During 1995, a former employee filed suit against the Company seeking compensatory and punitive damages for breach of contract and discrimination, among other allegations. The Company is aggressively defending this matter. The Company expects that the ultimate resolution of this matter will not have a material adverse impact on the financial position or results of operations in the near future.

In connection with the Company's Tijuana facility lease, the Company ceased payments in 1995 and the lessor of the facility has filed suit in Mexican courts for non-payment of the rent. The Company has filed a countersuit alleging impropriety of the dollar-based contract based on Tijuana law. The ultimate resolution of the matter, which is expected to occur within one year, is not expected to result in a loss in excess of the amount the Company has accrued of approximately $340,000. There can be no assurance that the Company will be successful in defending this lawsuit, or that a loss greater than the amount accrued will not be incurred.

In the normal course of business, the Company is named in various legal actions. The Company is a defendant in various lawsuits generally incidental to its business. The amounts sought by the plaintiffs in such cases are not material and are less than the stated limits of the Company's insurance policies.



Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items expressed as a percentage of net sales.

                            Percentage of Net Sales
                          For the three months ended
                       March 31, 1996   March 31, 1995


Net Sales                   10.0%         100.0%
Cost of sales               86.8 %          86.7%
Gross profit                 13.2%          13.3%

Costs and expenses:
Selling                       8.9%          13.9%
General and                  17.7%          16.4%
administrative
Total                        26.6%          30.3%

Loss from operations        (13.4%)        (17.0%)

Interest expense, net        (2.7%)         (2.7%)
Equity in earnings           (0.3%)          2.2%
(loss) of joint venture

Net Loss                    (16.4%)        (17.5%)




Three months ended March 31, 1996 compared to March 31, 1995

Results of Operations

Net  sales in the first quarter of 1996 were approximately  $5.7
million.   This represents a decrease of $4.3 million,  or  43%,
from  the  first  quarter of 1995.  During late 1994 and early
1995 the Company experienced cash flow shortages that resulted in the Company's inability to meet production schedules due to
the interruption in the availability of certain raw   materials.
This  lack  of  production  resulted  in  the Company's  failure to ship certain orders  at  acceptable  fill rates  on a timely basis and the reduction of purchases by some or all of the Company's products by certain customers resulting in declining sales in 1995. Although, in the first quarter of 1996, the Company has increased its fill rates to an average in excess of 90% and has regained placement of certain of its products and the Company has also been successful in implementing a new program to ship product
from the  Company's manufacturing   facilities directly to customers,
historical sales levels have not as yet recovered to the level of the prior year period.

Cost of sales for the three months ended March 31, 1996, were $4.9 million, resulting in gross profit margins of 13.2% compared to the gross profit margin percentages of 13.3% for the comparable period in 1995. The Company continues to address overhead cost reduction and productivity improvement issues, as well as raw material cost reduction to improve gross margins at its Mexican based production facilities. The Company often sells excess inventory items at or below cost in order to generate needed cash. The Company has provided a reserve to currently recognize future losses on these sales.

The Company's selling expenses decreased by $888,000 to approximately $502,000 for the three-month period ended March 31, 1996, compared to the 1995 period. Selling expense as a percentage of net sales decreased to 8.9% for the three-month period ended March 31, 1996, from 13.9% in 1995. This decrease is attributable primarily to the cost sharing arrangement the Company entered into with Rooster Products during 1995, more fully described in Note 3 to the financial statements.


Results of Operations (cont.)

General and administrative expenses decreased by approximately $633,000, to $1,004,000 for the three-month period ended March 31, 1996, from the first period of 1995. This decrease is attributable primarily to the cost sharing arrangement the Company entered into with Rooster Products during 1995, more fully described in Note 5 to the financial statements. General and administrative expense as a percentage of net sales increased to 17.7% for the three-month period ended March 31 1996, from 16.4% in 1995. The Company continues to implement cost cutting measures to compensate for its cash flow shortages.

Interest expense decreased by $114,000 to $152,000 for the three-month period ended March 31, 1996, compared to $266,000 in 1995. This decrease is attributable to the repayment in the third quarter of 1995 of certain short term promissory note agreements with Exportadora, and the issuance of 1,732,068 shares of the Company's common stock in exchange for approximately $2.2 million of shareholder notes payable.

Liquidity and Capital resources

The opinion of the Company's independent auditors which accompanies the Company's financial statements for the year ended December 31, 1995 contains a "going concern" uncertainty emphasis paragraph due to the Company's continued losses, negative cash flow from operations and uncertainties related to the status of its working capital credit line. In addition, the Company has implemented a restructuring plan designed to improve operating results and cash flow from operations. During 1995, management began to actively seek customer deposits on new orders. Pursuant to this policy, the Company has been successful in receiving significant advances from its principal customer. There can be no assurance, however, that the new financing arrangements and deposit activity will be sufficient or that the restructuring plan will be successful in improving operating results.

During the quarter ended March 31, 1996, the Company's operating results were negatively impacted by cash flow and liquidity shortages. At March 31, 1996, the Company's working capital was a negative $(400,000), a decrease of $1.0 million from December 31, 1995. At March 31, 1996, the Company's current and quick ratios were approximately 0.97 to 1 and 0.11 to 1, respectively, compared to 1.05 to 1 and 0.26 to 1, respectively, at December 31, 1995. The Company's working capital, current ratio, and quick ratio decreased during the first quarter of 1996 primarily as a result of continued operating losses during the quarter.

In May 1995, the Company finalized a new credit facility with Heller Financial. Pursuant to the terms of the credit agreement, Heller Financial will advance funds, up to a maximum of $7.5 million, to the Company under an accounts receivable factoring arrangement based on an 80% advance rate for domestic receivables and 75% for certain foreign receivables. The Company will incur interest charges on outstanding advances based on an annual rate of prime plus 2%, and will be charged a factoring commission of 0.75% of net sales. Initial proceeds received under the new credit facility were used to repay all outstanding principal and interest amounts due in connection with the Company's previous working capital credit line which expired on May, 1, 1995. Additional proceeds received by the Company were used primarily for working capital purposes. Pursuant to an amendment to the original agreement dated in March 1996, Heller Financial will advance funds, up to a maximum of $3.0 million, to the Company under an accounts receivable factoring arrangement based on an 80% advance rate for domestic receivables and 75% for certain foreign receivables. At March 31, 1996, the Company is not in compliance with certain financial covenants of the amended credit facility with Heller Financial. Heller Financial has the right to terminate this agreement and the obligation shall mature and become due and payable. The Company and Heller Financial have satisfactorily concluded discussions for a further amendment to the agreement. No assurances can be given, however, that the Company will be successful in executing the amendment. In the event that a new agreement cannot be obtained, the Company will be unable to continue operations as currently structured.



Liquidity and Capital resources (cont.)

In March 1996 the Company renewed a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey, Mexico. The loan, which is funded through an agency of the Mexican government to support Mexican exports, bears interest at an annual rate of 14.0% and is due July 1, 1996. Upon application by the Company, the bank, at its discretion, may approve a renewal of the loan for further additional periods. Initial proceeds from the loan were primarily used to manufacture finished goods for export to the United States. Payment of principal and interest on the loan is jointly and severally guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora, and Patrick Farrah, the Company's former Chairman.

As part of the sharing of expenses more fully described in the discussion of selling general and administrative expenses and in
Note 3 to the financial statements, the Company owes approximately $723,000 under the cost sharing arrangement with Rooster Products. This related entity has been a significant source of the Company's working capital needs.

The  Company  also  purchased goods  and  services  from  several subsidiaries of Exportadora totaling approximately $310,000 during
1996.   The  balance owed to these subsidiaries at  March  31  is
approximately $266,000.

Part II  - Other Information

Item 1:   Legal Proceedings.

       None, except as reported in the Company's 1995 10-K.

Item 2:   Changes In Securities.

       (a) None.

       (b)None.

Item 3:   Default Upon Senior Securities.

       (a)At March 31, 1996 the Company was not in compliance with certain financial covenants of the amended credit facility with Heller Financial. Heller Financial has the right to terminate this agreement and the obligation shall mature and become due and payable. In March 1996 the Company was successful in satisfactorily amending the original agreement. Under the terms of this amendment, Heller Financial will advance funds up to a maximum of $3.0 million at the current advance rate, and selected financial covenants were established at a mutually agreeable level. The Company and Heller Financial have satisfactorily concluded discussions for a further amendment to the agreement. No assurances can be given, however, that the Company will be successful in executing the amendment. In the event that a new agreement cannot be obtained, the Company will be unable to continue operations as currently structured

       (b) None.

Item 4:   Submission of Matters to a Vote of Securities Holders.

       The  Company has solicited proxies pursuant to Regulation
       14  of  the  Securities and Exchange Act (Proxy Statement
       dated   May   6,   1996)  for  its  Annual   Meeting   of
       Shareholders on June 18, 1996.

Item 5:   Other Information.

       None.

Item 6:   Exhibits and Reports on Form 8-K.

       (a) None.

       (b)None.



                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              M.G. PRODUCTS, INC.



Date:   May 14, 1996            By: /s/ Juan Pablo Cabrera
                                Juan Pablo Cabrera
                                Chairman  of the Board  and
                                Chief Executive Officer



Date:   May  14,  1996          By: /s/Ishmael D. Garcia
                                Ishmael D. Garcia
                                Chief Financial Officer