Form 10-Q
period 1996-06-30
MG PRODUCTS INC
filed 1996-08-20
CIK 863111

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1996

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

     As of August 9, 1996, the number of shares of the registrant's Common Stock outstanding was 10,564,078.

                      M. G. PRODUCTS, INC.
           QUARTERLY REPORT FORM 10-Q - JUNE  30, 1996




PART I.  Financial Information                                   Page

Item 1. Consolidated Balance Sheets - June 30, 1996 and
        December 31, 1995                                          1

        Consolidated Statement of Operations - Three and Six
        months ended                                               3
        June 30, 1996 and 1995

        Condensed Consolidated Statement of Cash Flows -
        Three and Six months
        ended June 30, 1996 and 1995                               4

        Notes to Consolidated Financial Statements                 5


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       10


PART II.   Other Information

Item 1.   Legal Proceedings                                      13


Item 2.   Changes in Securities                                  13


Item 3.   Defaults Upon Senior Securities                        13


Item 4.   Submissions of Matters to a Vote of Security Holders   13


Item 5.   Other information                                      13

Item 6.   Exhibits and Reports on Form 8-K                       13

                 Part I - Financial Information

                  Item 1. Financial Statements

              M.G. Products, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                                     June 30,   December 31,
                                       1996         1995
                                       (unaudited)
Assets
Current assets:
Cash                                $  101,496    $1,011,755
Accounts receivable:
Trade, net of allowance for
doubtful
accounts of $466,000 and $307,000
in 1996 and 1995, respectively       2,140,902     1,876,400
Related parties                        257,549       250,514
Inventories:
Raw materials                        5,010,645     4,506,842
Work-in-process                         88,827       688,391
Finished goods                       2,698,588     3,669,301
Total inventories                    7,798,060     8,864,534
Prepaid expenses and other current     719,024       624,001
assets
Total current assets                11,017,031    12,627,204

Property and equipment at cost:
Machinery and equipment              2,755,010     2,729,651
Vehicles                                72,154        53,584
Furniture and fixtures                 543,795       534,489
Leasehold improvements               1,193,183     1,196,021
                                     4,564,142     4,513,745
Less accumulated depreciation and   (2,456,128)   (2,093,961)
amortization
Net property and equipment           2,108,014     2,419,784

Other assets                           961,706     1,033,792
Investment in joint venture            625,289       810,869

Total assets                       $14,712,040   $16,891,649


              M.G. Products, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                                     June 30,   December 31,
                                       1996         1995
                                       (unaudited)
Liabilities and Shareholders'
Equity
Current liabilities:
Accounts payable                    $2,273,610    $2,994,152
Due to related parties               2,607,631     1,603,091
Deferred revenue                         -           927,241
Accrued expenses and other current
liabilities                          1,431,219     1,151,943
Restructuring accrual                1,717,403     1,292,403
Notes payable                        5,013,026     3,161,844
Current portion of capital lease
obligations                             92,068       103,838
Pre-petition liabilities               487,037       465,828
Subordinated notes payable to
shareholders                           371,131       375,478
Total current liabilities           13,993,125    12,075,818

Capital lease obligations, less
current portion                         -             38,209

Commitments and contingencies

Shareholders' equity:
Common shares, no par value:
Authorized shares - 15,000,000
Issued and outstanding shares -
10,564,078                          33,012,793    33,012,793
Accumulated deficit                (32,293,878)  (28,235,171)
Total shareholders' equity             718,915     4,777,622

Total liabilities and shareholders'
equity                             $14,712,040   $16,891,649



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

                 M.G. Products, Inc. and Subsidiaries
                Consolidated Statements of Operations
                           (Unaudited)


                        Three Months Ended           Six Months Ended
                            June 30                      June 30
                       1996         1995              1996        1995
                                 Restated                       Restated
                                (See Note 1)                   (See Note 1)

Net Sales            $ 4,439,286  $ 6,756,367      $10,104,844  $16,736,751

Cost of sales          5,369,527    5,978,665       10,286,024   14,635,551

Gross profit (loss)     (930,241)     777,702         (181,180)   2,101,200


Costs and expenses:
  Selling                682,721      725,295        1,184,603    2,115,439

  General and
administrative           709,992    1,196,255        1,713,780    2,832,786
  Restructuring &                                                                  -
non-recurring            795,000       -               795,000       -
                       2,187,713    1,921,550        3,693,383    4,948,225


Loss from
operations            (3,117,954)  (1,143,848)      (3,874,563)   (2,847,025)

Other income(expense)

  Interest expense,     (149,157)    (343,933)        (300,926)     (609,904)
        net
  Equity in earnings
  of joint venture       135,573       85,500          116,782       310,500

Net Loss            $(3,131,538)  $(1,402,281)     $(4,058,429)  $(3,146,429)


Net Loss per share      $ (0.30)      $ (0.16)         $ (0.38)      $ (0.36)

Number of shares
used in computing
share amounts        10,564,078     8,832,010       10,564,078     8,832,010



See notes to consolidated financial statements.

                  M.G. Products, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                             (Unaudited)


                                     For the six months ended
                                   June 30, 1996   June 30,1995


Cash used in operations:          $(2,925,925)       $(949,431)


Investing activities:
Purchase of property and equipment    (87,900)         (13,650)

Dividend from investment in joint
venture                               302,363            -
Cash provided by (used in)
investing activities                  214,463          (13,650)

Financing activities:

Payments on revolving credit         (148,818)
agreements                           (148,818)      (4,516,910)
Payments on pre-petition
liabilities                              -             (72,254)
Proceeds from subordinated notes         -           1,690,676
payable to shareholders, net
Proceeds from short term debt       2,000,000        4,063,703

Payments on capital lease
obligations                           (49,979)         (49,858)
Cash provided by (used in)
financing activities                1,801,203        1,115,357

Net increase (decrease) in cash      (910,259)         152,276
Cash at beginning of period         1,011,755           10,712
Cash at end of period               $ 101,496       $  162,988






See notes to consolidated financial statements.



              M.G. Products, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                           (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in M.G. Products, Inc. annual report on Form 10-K for the year ended December 31, 1995.

Description of Business

M.G. Products, Inc. (the Company) is engaged in a single business segment, the manufacture and wholesale distribution of residential lighting fixtures for retail outlets primarily in the United States. The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company owns two manufacturing subsidiaries located in Monterrey and Tijuana, Mexico. Substantially all of the products produced in these two factories are transferred to the Company for sale in the United States. Currently, the Company purchases raw materials from both United States and Mexican vendors. Identifiable assets, primarily raw materials and machinery and equipment of $7,200,000 are located in Mexico.

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

A major shareholder and former Chief Executive Officer of the Company holds a senior merchandising position with the Company's single largest customer. This customer provided advance payments in exchange for prepayment discounts on its purchases. The Company has recorded such advance payments as deferred revenue (See Note 2).

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

Stock-Based Compensation

The Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

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

2.   Going Concern

During the three years ended December 31, 1995, the Company incurred substantial losses which negatively impacted cash flow and caused liquidity shortages. Additionally, a significant portion of the Company's trade payables are outside their stated terms which has caused the intermittent interruption in the receipt of certain raw materials, having a negative effect on the Company's ability to meet customer's demands for certain products. As a result of the inability to meet the demands of certain customers, the Company has lost some of its customer base, causing a decline in sales. Some of the Company's product lines are customer specific, and as a result of the loss of these customers, certain raw materials are not currently being consumed in the manufacturing process and new markets have not been established for much of the Company's finished inventory.

During 1995, in an effort to improve its cashflow the Company negotiated with its largest customer to receive advance payments in exchange for prepayment discounts on orders. During the second quarter of 1996, the Company discontinued its advance payment policy and obtained a one-year working capital loan from Morgan Guaranty Trust. The Company continues to develop programs to reduce its inventory, is restructuring its debt, and has increased its borrowing base by obtaining additional financing with an asset-based lender.


2.   Going Concern (continued)

There is substantial doubt about the Company's ability to continue if cash shortages continue to exist. While the Company has been successful in obtaining new financing, the Company must also continue to find new markets for much of its inventory, while improving efficiencies in its Mexican-based manufacturing facilities. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.   Restructuring and Relocation

Operating results for the quarter ended June 30, 1996 include a restructuring and non-recurring charge totaling $795,000 for the elimination of the Company's in-store service group, closing of the Memphis warehouse with the related movement of the Company's finished goods inventory from Memphis to San Antonio, Texas, and the settlement of a lawsuit with a former employee (see Note 6). This charge represents current and future expenses related to employee terminations, lease commitments, write-off of leasehold improvements, lawsuit settlement, employee severance, and other costs.

In May 1995, the Company relocated its corporate offices from Chula Vista, California to San Antonio, Texas pursuant to its restructuring plan begun in December 1994. During 1995 the landlord alleged a breach by the Company under its lease agreement covering the Chula Vista, California facility. The Company is a defendant in a lawsuit filed in December 1995 with respect to this alleged breach of contract. The Company maintains what it believes is an adequate reserve for future losses on the lease. No assurances can be given, however, that the Company can satisfactorily defend this lawsuit and not incur additional liability in the near term beyond the Company's accrued amount. (See note 6)

Concurrent with the move to San Antonio, the Company entered into an agreement to share certain employees and certain administrative, selling and marketing expenses with Rooster Products International, Inc. ("Rooster Products"), the United States marketing and distribution subsidiary of Exportadora
Cabrera S.A. de C. V. ("Exportadora"), a Mexican corporation owned by the family of Juan Pablo Cabrera, the Company's Chairman of the Board and Chief Executive Officer. C&F Alliance LLC (the Alliance) was created by the Company and Rooster Products to share management and certain sales and marketing and general and administrative expenses. The Company and Rooster Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided.

The following table presents summary financial information for the Alliance for the three- and six-month period ended June 30, 1996:

                                   Three months ended    Six months ended
                                     June 30,1996          June 30,1996

Sales and marketing expenses          $  621,000           $1,262,000
General and administrative expenses    1,137,000            2,346,000
Less:
  amounts billed to M.G. Products,Inc.  (875,000)          (1,775,000)
  amounts billed to Rooster Products
   International Inc.                   (883,000)          (1,883,000)

                                      $     -              $    -




4.   Notes Payable

In April 1995, the Company received a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey, Mexico. The current renewal of this loan, which is funded through an agency of the Mexican government to support Mexican exports, bears interest at an annual rate of 12.85%, and is due October 23,
1996.   Upon  application  by  the Company,  the  bank,  at  its
discretion, may approve a renewal of the loan for further additional periods. Payment of principal and interest on the loan is jointly and severally guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora, and Patrick Farrah, the Company's former Chairman.

Until July 1996, the Company had a credit facility from Heller Financial, Inc. ("Heller Financial") pursuant to which Heller Financial agreed to advance up to $3.0 million to the Company under an accounts receivable factoring arrangement based on an 80% advance rate for domestic receivables and 75% for certain foreign receivables. The agreement contained restrictions related to indebtedness, net worth, income and the payment of cash dividends. At June 30, 1996, the balance owed under this agreement was approximately $1,013,000 and the Company was not in compliance with certain financial covenants. This obligation was paid-off, and the facility terminated in July 1996.

During the quarter ended June 30, 1996 the Company obtained a one-year $2.0 million working capital loan from Morgan Guaranty Trust. The interest rate on this loan is prime (8.25% at June 30, 1996). The loan is guaranteed by non-affiliated third parties.

In July 1996, the Company finalized a new long-term credit agreement with The CIT Group (CIT) under which CIT agreed to advance up to $4.5 million to the Company based on an 80%
advance rate for eligible accounts receivable, and 50% for eligible inventory. Advances are collateralized by all of the
Company's accounts receivable and inventory, as well as by its equipment. Advances bear interest at an annual rate of prime plus 1.5%. The Company's obligations under the CIT agreement are guaranteed by Rooster Products and the Alliance. For a description of the Alliance see Note 3 above. Initial proceeds under the new credit agreement were utilized to pay-off the outstanding balance due Heller Financial. Subsequent proceeds received by the Company were used for working capital purposes.

In July 1996 CIT also finalized a long-term $10 million credit agreement with Rooster Products which is guaranteed by Exportadora and the Alliance. Both credit agreements with CIT contain cross default provisions. Exportadora, Rooster Products, and the Alliance have subordinated their claims on the Company to CIT's claims.

5.   Certain Related Party Transactions

In the second quarter of 1995, the Company moved its corporate offices to San Antonio, Texas and formed the Alliance with Rooster Products. The Company contributed certain office furniture and equipment with a net book value of approximately $477,000 to the Alliance. Through the Alliance, the Company and Rooster Products share management and certain sales and marketing and general and administrative expenses. The Company and Rooster Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided. During 1996, the Company's share of the expenses incurred by the Alliance was $1,775,000 of which $671,000 has been included in sales and marketing and $1,104,000 has been included in general and administrative expenses in the consolidated statement of operations. At June 30, 1996, the Company owed the Alliance $975,000 for unreimbursed expenses.

As part of the sharing of expenses more fully described in the discussion of selling, general and administrative expenses and in
Note 3 to the financial statements, the Company owes approximately $975,000 to the Alliance under the cost sharing arrangement with Rooster Products. This related entity has been a significant source of the Company's working capital needs.



5.   Certain Related Party Transactions (continued)

The  Company  also  purchased goods  and  services  from  several
subsidiaries  of  Exportadora  totaling  approximately   $635,000
during  1996.  The balance owed to these subsidiaries at June  30 is approximately $355,000.

In June 1996, the Company and Exportadora negotiated an agreement, not yet finalized, pursuant to which Exportadora will exchange $2,003,142 of the Company's indebtedness to Exportadora for 3,642,076 shares of the Company's common stock. After consummation of that transaction, Exportadora will own approximately 51% of the Company's outstanding common stock. The Company anticipates that a definitive Purchase and Sale
Agreement will shortly be executed with Exportadora, and that the remaining conditions to the closing will be met, and the debt-for-equity exchange completed during September, 1996.

Subsequent to the quarter ended June 30, 1996, the Company agreed to acquire certain raw material inventory and certain fixed assets of SAF Products, Inc. (SAF) for approximately $60,000. The owner of SAF is the daughter of the Company's former chairman and chief executive officer, and the sister of one of the Company's officers and directors.

6.     Commitments and Contingencies

During the fourth quarter of 1995, the Company's landlord alleged a breach of its lease agreement by the Company on the Chula Vista facility (see Note 3) by failing to make certain lease payments. As a result of this alleged breach, the Company is a defendant in a lawsuit. The plaintiff is seeking to recover compensatory damages, interest, attorney's fees, reconditioning expenses, utility charges, improvements which may be made for a new tenant, and miscellaneous other costs of re-leasing the property. The Company denies the allegations and believes the plaintiff may not recover due to the plaintiff's failure to mitigate its damages as required by California law. The remaining unpaid lease obligation under the terms of the lease is approximately $4,000,000. The Company maintains what it believes is an adequate allowance for future losses on this matter. The ultimate resolution of the matter, is expected to occur within one year. There can be no assurance that the Company will be successful in defending this lawsuit, or that a loss greater than the amount provided for will not be incurred.

During 1995, a former employee filed suit against the Company seeking compensatory and punitive damages for breach of contract and discrimination, among other allegations. In July 1996 the Company settled this suit for a sum of less than 10% of the Company's current assets. The full effect of this settlement has been recognized in the accompanying financial statements.

In connection with the Company's Tijuana facility lease, the Company ceased payments in 1995 and the lessor of the facility has filed suit in Mexican courts for non-payment of the rent. The Company has filed a countersuit alleging impropriety of the dollar-based contract based on Mexican law. The ultimate resolution of the matter, which is expected to occur within one year, is not expected to result in a loss in excess of the amount accrued by the Company. There can be no assurance that the Company will be successful in defending this lawsuit, or that a loss greater than the amount accrued will not be incurred.

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

                              Percentage of Net Sales
                            Three months         Six months
                           ended June 30,      ended June 30,
                            1996    1995        1996    1995
Net Sales                100.00%  100.00%     100.00%  100.00%

Cost of sales            120.95%   88.49%     101.79%   87.45%

Gross profit (loss)      (20.95%)  11.51%      (1.79%)  12.55%


Costs and expenses:
Selling                   15.38%   10.73%      11.72%   12.64%
General and
administrative            15.99%   17.71%      16.96%   16.93%
Restructuring and
unusual                   17.91%    0.00%       7.87%    0.00%
                          49.28%   28.44%      36.55%   29.57%


Loss from operations     (70.23%) (16.93%)    (38.34%) (17.02%)


Interest expense, net     (3.36%)  (5.09%)     (2.98%)  (3.64%)

Equity in earnings of
joint venture              3.05%    1.27%       1.16%    1.86%

Net Loss                 (70.54%) (20.75%)    (40.16%)  (18.80%)


Three  and  Six months ended June 30, 1996 compared to  June  30,
1995

Results of Operations

Net sales for the three- and six-months ended June 30, 1996 were approximately $4.4 million and $10.1 million respectively. This represents a decrease of $2.3 million and $6.6 million, or 34% and 40% respectively, from the comparable periods in 1995. The Company has experienced cash flow shortages that resulted in the Company's inability to meet production schedules due to the interruption in the availability of certain raw materials. This lack of production resulted in the Company's failure to ship certain orders at acceptable fill rates on a timely basis and the reduction of purchases by some or all of the Company's products by certain customers resulting in declining sales in 1995. In the first half of 1996 the Company has increased its fill rates to an average in excess of 90% and has regained placement of certain of its products with certain of its customers. The Company has also been successful in implementing a new program to ship product from the Company's manufacturing facilities directly to customers, thus reducing the future costs of carrying inventory in the Company's distribution center.

Cost  of  sales for the three- and six-month periods ended  June
30, 1996, were $5.4 million and $10.3 million respectively, resulting in gross profit (loss) margins of (21.0%) and (1.8%)
compared  to the gross profit margin percentages of  11.5%   and
12.6%  respectively  for the comparable periods  in  1995.   The
negative  gross margin for the three-months ended June 30,  1996 was primarily caused by manufacturing variances generated in the
Company's   Mexican   based  manufacturing  facilities.    These
negative variances were primarily caused by inefficiencies caused by cash flow shortages which interrupted the availability
of  certain  raw  materials.   These cash  shortages  negatively
impacted  the Company's ability to purchase needed raw materials
in   sufficient  quantity  to  maximize  volume   and   purchase
discounts.   Consequently cost of sales  includes  a  charge  of
approximately  $1.4  million to reflect approximately $700,000 of excess production and overhead costs incurred during the period in the Company's manufacturing plants and approximately $690,000 of inventory write down. Without this charge, cost of sales for the quarter ended June 30, 1996 would decrease from
$5.4 million, or 121% of sales, to $4.0 million, or 90% of sales, compared to $6.0 million, or 88% of sales in the prior year quarter. For the six-months ended June 30, 1996 cost of sales would decrease from $10.3 million, or 102% of sales, to $8.9 million, or 88% of sales, compared to $14.6 million, or 87% of sales in the prior year  period.  The Company's new working capital loan  (obtained late in the second quarter) and new asset based loan (obtained subsequent to the end of the second quarter), both of which are
discussed further  in the   Liquidity  and  Capital  Resources
section  below,   have currently  improved  the Company's ability
to  re-establish  its volume  and purchase discounts with many
raw material  suppliers and   improve   the  availability of raw
materials   in  the manufacturing facilities.  Subsequent to the
end of the second quarter, the Company has made changes in products, is updating bills-of-material, made management changes in the manufacturing facilities, and is making other changes to overhead and distribution activities to eliminate inefficiencies in the production process.

The Company has sold excess inventory items at or below its cost in order to improve sales and generate needed cash. The Company does provide an inventory allowance account to currently recognize future losses on these sales. No additional provision has been recorded in the financial statements for the three- and six-months ended June 30, 1996. There can be no assurance however, that the Company's ability to improve sales and improve upon its inventory turnover will be sufficient and an additional charge to cost of sales may be required.

The Company's selling expenses decreased by $43,000 and $931,000, respectively, for the three- and six-month periods ended June 30, 1996, compared to the respective 1995 periods. Selling expense as a percentage of net sales increased to 15.4% from 10.7% for the three-month period ended June 30, 1996 and decreased to 11.7% from 12.6% for the six-month period ended June 30, 1996, from the comparable periods in 1995. This decrease is attributable primarily to the cost sharing arrangement the Company entered into with Rooster Products during 1995, more fully described in Note 3 to the financial statements.

General and administrative expenses, decreased by $486,000 and $1,119,000, respectively for the three- and six-month periods ended June 30, 1996, compared to the respective 1995 periods. This decrease is attributable primarily to the cost sharing arrangement the Company entered into with Rooster Products during 1995, more fully described in Note 5 to the financial statements. General and administrative expense as a percentage of net sales decreased to 16.0% from 17.7% for the three-month period ended June 30, 1996 and increased to 17.0% from 16.9% for the six-month periods ended June 30, 1996, from the comparable periods in 1995.

Operating results for the quarter ended June 30, 1996 include a restructuring and non-recurring charge totaling $795,000 for the elimination of the Company's in-store service group, closing of the Memphis warehouse with the related movement of the Company's finished goods inventory from Memphis to San Antonio, Texas, and the settlement of a lawsuit with a former employee. This charge represents current and future expenses related to employee terminations, lease commitments, write-off of leasehold improvements, lawsuit settlement, and employee severance and other costs. Without this charge, total Costs and Expenses for the quarter ended June 30, 1996 would decrease from $2.2 million,  or  49% of sales, to $1.4 million, or  31%  of  sales, compared  to  $1.9 million, or 28% of sales in  the  prior  year quarter. For the six-months ended June 30, 1996 Costs and expenses would decrease from $3.7 million, or 37% of sales, to $2.9 million, or 29% of sales, compared to $4.9 million, or 30% of sales in the prior year period.

Interest expense decreased by $195,000 and $309,000, respectively for the three- and six-month periods ended June 30, 1996, compared to expense of $344,000 and $610,000 in the comparable periods in 1995. This decrease is attributable to the repayment in the third quarter of 1995 of certain short term promissory note agreements with Exportadora, and the issuance of 1,732,068 shares of the Company's common stock in exchange for approximately $2.2 million of shareholder notes payable.

 Liquidity and Capital resources

The opinion of the Company's independent auditors which accompanies the Company's financial statements for the year ended December 31, 1995 contains a "going concern" uncertainty emphasis paragraph due to the Company's continued losses, negative cash flow and uncertainties related to the status of its working capital credit line. The Company has implemented a restructuring plan designed to improve operating results and cash flow from operations. During 1995, management began to actively seek
customer deposits on new orders.   Pursuant to this policy, the
Company was successful in receiving significant advances from its principal customer. The final customer deposit advance was received by the Company in April, 1996. The Company does not expect to receive any significant customer deposit advances in the future. To replace this liquidity, the Company finalized a new $2,000,000 one-year term loan agreement with Morgan Guaranty
Trust.   The  Company will incur interest charges at  an  annual
interest rate of prime (8.25% at June 30, 1996). The loan is guaranteed by non-affiliated third parties. Proceeds of the new credit were used for working capital purposes.

During the quarter ended June 30, 1996, the Company's operating results were negatively impacted by cash flow and liquidity shortages. At June 30, 1996, the Company's working capital was a negative ($1.8 million), a decrease of $2.4 million from December 31, 1995. At June 30, 1996, the Company's current and quick ratios were approximately 0.86 to 1 and 0.18 to 1, respectively, compared to 1.05 to 1 and 0.26 to 1, respectively, at December 31, 1995. The Company's working capital, current ratio, and quick ratio decreased during the first half of 1996 primarily as a result of continued operating losses during the quarter.

In July 1996, the Company finalized a new long-term credit agreement with The CIT Group (CIT). Pursuant to the terms of this new credit agreement, CIT will advance funds, up to a maximum of $4.5 million to the Company under an asset based lending arrangement based on an 80% advance rate for eligible accounts receivable, and 50% for eligible inventory. The credit agreement bears an annual interest rate of prime plus 1.5%. Initial proceeds under the new credit agreement were utilized to pay-off the outstanding balance due Heller Financial. Additional proceeds received by the Company were used for working capital purposes.

In July 1996 CIT also finalized a long-term $10 million credit agreement with Rooster Products which is guaranteed by Exportadora and the Alliance. Both credit agreements with CIT contain cross default provisions. Exportadora, Rooster Products, and the Alliance have subordinated their claims on the Company to CIT's claims.

In July 1996 the Company renewed a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey, Mexico. The loan, which is funded through an agency of the Mexican government to support Mexican exports, bears interest at an annual rate of 12.85% and is due October 23, 1996. Upon application by the Company, the bank, at its discretion, may approve a renewal of the loan for further additional periods. Initial proceeds from the loan were primarily used to manufacture finished goods for export to the United States. Payment of principal and interest on the loan is jointly and severally guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora, and Patrick Farrah, the Company's former Chairman.

As part of the sharing of expenses more fully described in the discussion of selling, general and administrative expenses and in
Note 3 to the financial statements, the Company owes approximately $975,000 to the Alliance under the cost sharing arrangement with Rooster Products. This related entity has been a significant source of the Company's working capital needs.

The  Company  also  purchased goods  and  services  from  several
subsidiaries  of  Exportadora  totaling  approximately   $635,000
during  1996.  The balance owed to these subsidiaries at June  30 is approximately $355,000.

Part II  - Other Information

Item 1:   Legal Proceedings.

None, except as reported in the Company's 1995 10-K. As indicated in the Company's 1995 10-K, during 1995, a former employee filed suit against the Company seeking compensatory and punitive damages for breach of contract and discrimination, among other allegations. In July 1996, the Company was successful in settling this suit for a sum of less than 10% of the Company's current assets at June 30, 1996. The full effect of this settlement is recorded in the Company's financial statements.

Item 2:   Changes In Securities.

         (a) None.

         (b) None.

Item 3:   Default Upon Senior Securities.

       (a) At June 30, 1996 the Company was not in compliance with certain financial covenants of the amended credit facility with Heller Financial, since repaid. See Note
       4 to the financial statements.

       (b) None.

Item 4:   Submission of Matters to a Vote of Securities Holders.

       The Company has solicited proxies pursuant to Regulation 14 of the Securities and Exchange Act (Proxy Statement dated May 6, 1996) for its Annual Meeting of
       Shareholders on June 18, 1996. There was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 8,666,684 shares.

Item 5:   Other Information.

       On June 26, 1996, the Company's common stock, which until that time was quoted on the Nasdaq National Market
       System, was moved to the Nasdaq Small Cap System.

       Also in June 1996, the Company and Exportadora Cabrera, S.A. de C.V. (Exportadora) negotiated an agreement, not yet finalized, pursuant to which Exportadora will exchange $2,003,142 of the Company's indebtedness to Exportadora for 3,642,076 shares of the Company's common stock. After consummation of that transaction, Exportadora will own approximately 51% of the Company's outstanding common stock.

       The transaction was conditioned, inter alia, on the satisfaction of a filing and waiting period requirement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On August 12, 1996, the Federal Trade Commission notified the Company and Exportadora that this requirement had been met.

       The Company anticipates that a definitive Purchase and Sale Agreement will shortly be executed with Exportadora, and that the remaining conditions to the closing will be met, and the debt-for-equity exchange completed, by September 12, 1996.

Item 6:   Exhibits and Reports on Form 8-K.

       (a)Exhibit 10 (w) Loan and Security Agreement between MG
       Products, Inc. and The CIT Group/ Credit Finance, Inc.
       dated July 16, 1996

       (b)None.


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              M.G. PRODUCTS, INC.



Date: August 19, 1996           By:  /s/ Juan Pablo Cabrera
                                Juan Pablo Cabrera
                                Chairman  of the Board  and
                                Chief Executive Officer



Date:   August  19,  1996       By:                 /s/
                                Ishmael D. Garcia
                                Ishmael D. Garcia
                                Chief Financial Officer