Form 10-Q
period 1996-09-30
MG PRODUCTS INC
filed 1996-11-14
CIK 863111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q



[ X ]    Quarterly Report Pursuant to Section 13 or
         15(d) of The Securities Exchange Act of 1934 For the Quarterly Period Ended September 30,1996

or

        [    ]   Transition Report Pursuant to Section 13 or 15(d)
                 of The Securities Exchange Act of 1934 For the
                 Transition Period from____________to_________


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

     As of November 8, 1996, the number of shares of the registrant's Common Stock outstanding was 14,206,154.






M. G. PRODUCTS, INC.
QUARTERLY REPORT FORM 10-Q - SEPTEMBER  30, 1996




PART I.  Financial Information                                   Page

Item 1.  Consolidated Balance Sheets - September 30 and
         December, 1996 31, 1995                                    1

         Consolidated Statement of Operations - Three and
         and Nine months ended September 30, 1996 and 1995          3



         Condensed Consolidated Statement of Cash Flows -
         Three and Nine months ended September 30, 1996 and 1995    4

         Notes to Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Financial         10
         Condition and Results of Operations



PART II.   Other Information

Item 1.  Legal Proceedings                                         13

Item 2.  Changes in Securities                                     13

Item 3.  Defaults Upon Senior Securities                           13

Item 4.  Submissions of Matters to a Vote of Security Holders      13

Item 5.  Other information                                         13

Item 6.  Exhibits and Reports on Form 8-K                          13









                 Part I - Financial Information

                  Item 1. Financial Statements

              M.G. Products, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                           September 30,     December 31,
                                               1996              1995
                                           (unaudited)
Assets
Current assets:
Cash                                      $  482,403        $ 1,011,755
Accounts receivable:
Trade, net of allowance for
doubtful accounts of $267,000 and
$307,000 in 1996 and 1995, respectively    2,344,704          1,876,400

Related parties                              121,167            250,514

Inventories:
Raw materials                              5,325,989          4,506,842
Work-in-process                              146,309            688,391
Finished goods                             1,921,880          3,669,301
Total inventories                          7,394,178          8,864,534

Prepaid expenses and other current
assets                                       688,970            624,001

Total current assets                      11,031,422         12,627,204

Property and equipment at cost:
Machinery and equipment                    2,834,886          2,729,651
Vehicles                                      88,570             53,584
Furniture and fixtures                       573,797            534,489
Leasehold improvements                     1,193,972          1,196,021
Total Property and equipment at cost       4,691,225          4,513,745
Less accumulated depreciation and
amortization                              (2,531,325)        (2,093,961)
Net property and equipment                 2,159,900          2,419,784

Other assets                                 892,762          1,033,792
Investment in joint venture                  765,601            810,869

Total assets                             $14,849,685       $ 16,891,649




Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable                        $  2,122,604        $ 2,994,152
Due to related parties                     1,606,733          1,603,091
Deferred revenue                                   0            927,241
Accrued expenses and other current
liabilites                                 1,117,859          1,151,943
Restructuring accrual                      1,462,945          1,292,403
Notes payable                              4,000,000          3,161,844
Current portion of capital lease
obligations                                   65,642            103,838
Pre-petition liabilities                     487,037            465,828
Subordinated notes payable to
shareholders                                       0             375,478
Total current liabilities                 10,862,820          12,075,818

Capital lease obligations, less
current portion                                    0              38,209
Long term debt                             2,119,980                   0

Commitments and contingencies

Shareholder's equity:
Common shares, no par value:
Authorized shares D 15,000,000 Issued and
outstanding shares -14,206,154 in 1996
and 10,564,078 in 1995                    35,015,935          33,012,793
Accumulated deficit                      (33,149,050)        (28,235,171)
Total shareholder's equity                 1,866,885           4,777,622

Total liabilities and shareholder's
equity                                   $14,849,685      $   16,891,649





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

              M.G. Products, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)


                            Three Months Ended            Nine Months Ended
                              September 30                  September 30
                         1996           1995           1996          1995
                                      Restated                      Restated
                                    (See Note 1)                   (See Note 1)
Net Sales            $ 5,713,161    $ 5,538,925      $15,818,005   $22,275,676
Cost of sales          5,693,240      5,437,230       15,979,264    20,072,781

Gross profit (loss)      19,921        101,695         (161,259)   (2,202,895)

Costs and expenses:
  Selling               133,873        536,990        1,318,476     2,652,429
  General and
  Administrative        640,208      1,191,839        2,353,988     4,024,625
  Restructuring &
  non-recurring               0              0          795,000             0

                        774,081      1,728,829        4,467,464     6,677,054


Loss from Operations   (754,160)    (1,627,134)      (4,628,723)   (4,474,159)

Other income(expense):
  Interest expense,net (241,324)      (252,753)        (542,250)     (862,657)
  Equity in earnings
  of joint venture      140,312         41,038          257,094       351,538

Net loss            $  (855,172)   $(1,838,849)     $(4,913,879)  $(4,985,278)


Net loss per share  $     (0.08)   $     (0.19)     $     (0.46)  $     (0.55)

Number of shares
used in computing
share amounts         10,604,546      9,582,570       10,577,567    9,082,195



See notes to consolidated financial statements.



                       M.G. Products, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                (Unaudited)


                                         For the nine months ended
                                   September 30,1996       September 30, 1995


Cash used in operations:                $(3,535,966)            $(  126,151)


Investing activities:
Purchase of property and equipment         (177,480)                  3,201
Dividend from investment in joint
  venture                                   302,363                       0
Cash provided by investing
  activities                                124,883                   3,201

Financing activities:
Proceeds (payments) on notes
  payable, net                              838,156               (1,466,924)
Proceeds from long term debt              2,119,980                        0

Payments on pre-petition
  liabilities                                     0               (   79,035)
Proceeds from subordinated notes
  payable to shareholders, net                    0                1,878,685
Payments on capital lease
  obligations                            (   76,405)              (   50,365)
Cash provided by financing
  activities                              2,881,731                  282,361

Net increase (decrease) in cash          (  529,352)                 159,411
Cash at beginning of period               1,011,755                   10,712
Cash at end of period                    $  482,403               $  170,123





See notes to consolidated financial statements.



                     M.G. Products, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                              (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in M.G. Products, Inc. annual report on Form 10-K for the year ended December 31, 1995.

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

The former Chief Executive Officer of the Company holds a senior merchandising position with the Company's single largest customer. This customer previously provided advance payments in exchange for prepayment discounts on its purchases. The Company recorded such advance payments as deferred revenue (See Note 2).

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives of five to ten years using the straight-
line method.   Maintenance and repairs are charged to expense as
incurred.


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

During 1995, in an effort to improve its cashflow the Company negotiated with its largest customer to receive advance payments in exchange for prepayment discounts on orders. During the second quarter of 1996, the Company discontinued its advance payment policy and obtained a one-year working capital loan from Morgan Guaranty Trust. The Company continues to develop programs to reduce its inventory, while increasing its borrowing base by obtaining additional financing with an asset-based lender.

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

3.   Restructuring and Relocation

Operating results for the nine-months ended September 30, 1996 include a restructuring and non-recurring charge totaling $795,000 for the elimination of the Company's in-store service group, closing of the Memphis warehouse with the related movement of the Company's finished goods inventory from Memphis, Tennessee to San Antonio, Texas, and the settlement of a lawsuit with a former employee (see Note 6). This charge represents current and future expenses related to employee terminations, lease commitments, write-off of leasehold improvements, lawsuit settlement, employee severance, and other costs.

In May 1995, the Company relocated its corporate offices from Chula Vista, California to San Antonio, Texas pursuant to its restructuring plan begun in December 1994. During 1995 the landlord alleged a breach by the Company under its lease agreement covering the Chula Vista, California facility. The Company is a defendant in a lawsuit filed in December 1995 with respect to this alleged breach of contract. The Company maintains what it believes is an adequate reserve for future losses on the lease. No assurances can be given, however, that the Company can satisfactorily defend this lawsuit and not incur additional liability in the near term beyond the Company's accrued amount. (See note 6)

Concurrent with the corporate move to San Antonio, the Company entered into an agreement to share certain employees and certain administrative, selling and marketing expenses with Rooster
Products International, Inc. ("Rooster Products"), the United
States marketing and distribution subsidiary of Exportadora
Cabrera S.A. de C. V. ("Exportadora"), a Mexican corporation owned by the family of Juan Pablo Cabrera, the Company's
Chairman of the Board and Chief Executive Officer.  C&F Alliance,
LLC (the Alliance) was created by the Company and Rooster
Products to share management and certain sales and marketing and general and administrative expenses. The Company and Rooster
Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided.

The following table presents summary financial information for the Alliance for the three- and nine-month period ended
September 30, 1996:




                                       Three months ended   Nine months ended
                                       September 30, 1996   September 30, 1996

Sales and marketing expenses                   $  647,000           $1,909,000
General and administrative expenses             1,270,000            3,616,000
Less:  amounts billed to M.G. Products,Inc.      (965,000)          (2,740,000)
       amounts billed to Rooster Products
        International Inc.                       (952,000)          (2,785,000)

                                               $        0           $        0




4.   Notes Payable

In April 1995, the Company received a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey, Mexico. The current renewal of this loan, which is funded through an agency of the Mexican government to support Mexican exports, bears interest at an annual rate of 11.82%, and is due February 4, 1997. Upon application by the Company, the bank, at its discretion, may approve a renewal of the loan for further additional periods. Payment of principal and interest on the loan is jointly and severally guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora, and Patrick Farrah, the Company's former Chairman.

Until July 1996, the Company had a credit facility from Heller Financial, Inc. ("Heller Financial") pursuant to which Heller Financial agreed to advance up to $3.0 million to the Company under an accounts receivable factoring arrangement based on an 80% advance rate for domestic receivables and 75% for certain foreign receivables. The agreement contained restrictions related to indebtedness, net worth, income and the payment of cash dividends. This obligation was paid-off, and the facility terminated in July 1996.

In July 1996, the Company finalized a new long-term credit agreement with The CIT Group (CIT) under which CIT agreed to advance up to $4.5 million to the Company based on an 80% advance rate for eligible accounts receivable, and 50% for eligible inventory. Advances are collateralized by all of the Company's accounts receivable and inventory, as well as by its equipment. Advances bear interest at an annual rate of prime plus 1.5% (total of 9.75% at September 30, 1996). The agreement does not contain any financial covenants. At September 30, 1996, the balance owed under this agreement was approximately $2,120,000. The Company's obligations under the CIT agreement are guaranteed by Rooster Products and the Alliance. In July 1996 CIT also finalized a long-term $10 million credit agreement with Rooster Products which is guaranteed by Exportadora and the Alliance. Both credit agreements with CIT contain cross default provisions. Exportadora, Rooster Products, and the Alliance have subordinated their claims on the Company to CIT's claims.

During the quarter ended June 30, 1996 the Company obtained a one-year $2.0 million working capital loan from Morgan Guaranty Trust. The interest rate on this loan is prime (8.25% at September 30, 1996). The loan is guaranteed by non-affiliated third parties.


5.   Certain Related Party Transactions

In the second quarter of 1995, the Company moved its corporate offices to San Antonio, Texas and formed the Alliance with Rooster Products. The Company contributed certain office furniture and equipment with a net book value of approximately $477,000 to the Alliance. Through the Alliance, the Company and Rooster Products share management and certain sales and marketing and general and administrative expenses. The Company and Rooster Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided. For the nine-months ended September 30, 1996, the Company's share of the expenses incurred by the Alliance was $2,740,000 of which $965,000 has been included in sales and marketing and $1,775,000 has been included in general and administrative expenses in the consolidated statement of operations. At September 30, 1996, the Company owed the Alliance $880,000 for unreimbursed expenses. This related entity has been a significant source of the Company's working capital needs.

The Company also purchased goods and services from Exportadora and several of its subsidiaries totaling approximately $1,392,000 during 1996. The balance owed to these subsidiaries at September
30, 1996, is approximately $343,000.

In July 1996, the Company agreed to acquire certain raw material inventory and certain fixed assets of SAF Products, Inc. (SAF) for approximately $60,000. The owner of SAF is the daughter of the Company's former chairman and chief executive officer, and the sister of one of the Company's officers and directors.

6.   Debt-to-Equity Conversion

On September 30 1996, the Company and Exportadora executed a Purchase Agreement, pursuant to which Exportadora exchanged $2,003,142 of the Company's indebtedness to Exportadora for 3,642,076 shares of the Company's common stock. This indebtedness included accounts payable to Exportadora and certain of its subsidiaries, and notes payable and accrued interest to Exportadora. After consummation of this transaction, Exportadora owns approximately 51% of the Company's outstanding common stock.

7.     Depreciation of Equipment

During 1996, the Company completed a review of the useful lives of its equipment. Based on this review, the Company extended the estimated useful lives of certain categories of plant equipment used for depreciation purposes, effective July 1, 1996. The effect of this change in estimate reduced depreciation expense for the quarter ended September 30, 1996 by $100,000 and decreased the net loss by $100,000, or less than $0.01 per share.

8.     Commitments and Contingencies

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


                                        Percentage of Net Sales
                              Three months ended         Nine months ended
                                September 30,               September 30,
                               1996       1995             1996       1995
Net Sales                     100.00%    100.00%          100.00%    100.00%
Cost of sales                  99.65%     98.16%          101.02%     90.11%
Gross profit (loss)             0.35%      1.84%           (1.02%)     9.89%

Costs and expenses:
Selling                         2.34%      9.69%            8.34%     11.91%
General and Administrative     11.21%     21.52%           14.88%     18.07%
Restructuring and unusual       0.00%      0.00%            5.03%      0.00%
                               13.55%     31.21%           28.25%     29.98%


Loss from operations          (13.20%)   (29.37%)         (29.27%)   (20.09%)


Interest expense, net          (4.22%)    (4.56%)          (3.43%)    (3.87%)

Equity in earnings of
joint venture                   2.46%       .74%            1.63%      1.58%

Net Loss                      (14.96%)   (33.19%)         (31.07%)   (22.38%)



Three and Nine months ended September 30, 1996 compared to September 30, 1995

Results of Operations

Net sales for the three- and nine-months ended September 30, 1996 were approximately $5.7 million and $15.8 million, respectively. This represents an increase of $174,200 and a decrease of $6.46 million, or 3% and (29%), respectively, from the comparable periods in 1995. The Company has experienced cash flow shortages that resulted in the Company's inability to meet production schedules due to the interruption in the availability of certain raw materials. This lack of production resulted in the Company's failure to ship certain orders at acceptable fill rates on a timely basis and the reduction of purchases by some or all of the Company's products by certain customers resulting in declining sales in 1995. In the nine-months of 1996 the Company has increased its fill rates to an average in excess of 90% and has regained placement of certain of its products with certain of its customers. The Company has also been successful in implementing a new program to ship product from the Company's manufacturing facilities directly to customers, thus reducing the future costs of carrying inventory in the Company's distribution center.

Cost of sales for the three- and nine-month periods ended September 30, 1996, were $5.7 million and $16.0 million, respectively, resulting in gross profit margins of 0.4% and negative (1.0%) compared to the gross profit margin percentages of 1.8% and 9.9%, respectively for the comparable periods in 1995. The low gross margin for the three-months ended September 30, 1996 was primarily caused by manufacturing variances generated in the Company's Mexican based manufacturing facilities. These negative variances were primarily caused by inefficiencies caused by cash flow shortages which interrupted the availability of certain raw materials. Cash shortages have negatively impacted the Company's ability to purchase needed raw materials in sufficient quantity to maximize volume and purchase discounts.

The Company's new working capital loan (obtained in May 1996) and new asset based loan (obtained in July 1996), both of which are discussed further in the Liquidity and Capital Resources section below, have improved the Company's ability to re-establish its volume and purchase discounts with many raw material suppliers and improve the availability of raw materials in the manufacturing facilities. During the quarter ended September 30, 1996, the Company has made changes in products, is updating bills-of-material, made management changes in the manufacturing facilities, and is making other changes to overhead and distribution activities to eliminate inefficiencies in the production process.

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

The Company's selling expenses decreased by $403,000 and $1,334,000, respectively, for the three- and nine-month periods ended September 30, 1996, compared to the respective 1995 periods. Selling expense as a percentage of net sales decreased to 2.3% from 9.7% for the three-month period ended September 30, 1996 and decreased to 8.3% from 11.9% for the nine-month period ended September 30, 1996, from the comparable periods in 1995. This decrease is attributable to the elimination of the Company's in-store service group referred to below and to the cost sharing arrangement the Company entered into with Rooster Products during 1995, more fully described in Notes 3 and 5 to the financial statements.

General and administrative expenses, decreased by $551,000 and $1,671,000, respectively for the three- and nine-month periods ended September 30, 1996, compared to the respective 1995
periods.   This decrease is attributable primarily to (1) the
elimination of occupancy costs for the warehouse located in Memphis, Tennessee, referred to below, (2) cost reductions in the Company's expenses, and (3) the cost sharing arrangement the Company entered into with Rooster Products during 1995, more fully described in Notes 3 and 5 to the financial statements. General and administrative expense as a percentage of net sales decreased to 11.2% and 14.9% for the three- and nine- month periods ended September 30, 1996, respectively, from 21.5% and 18.1% for the comparable periods in 1995.

Operating results for the nine-months ended September 30, 1996 include a restructuring and non-recurring charge totaling $795,000 in June 1996 for the elimination of the Company's in-store service group, closing of the Memphis warehouse with the related movement of the Company's finished goods inventory from Memphis to San Antonio, Texas, and the settlement of a lawsuit with a former employee. This charge represents current and future expenses related to employee terminations, lease commitments, write-off of leasehold improvements, lawsuit settlement, and employee severance and other costs.

Interest expense decreased by $11,400 and $320,400, respectively for the three- and nine-month periods ended September 30, 1996, compared to the respective 1995 periods. This decrease is attributable to the repayment in the third quarter of 1995 of certain short term promissory note agreements with Exportadora, and the issuance of 1,732,068 shares in the third quarter of 1995 of the Company's common stock in exchange for approximately $2.2 million of shareholder notes payable.

 Liquidity and Capital resources

The opinion of the Company's independent auditors which accompanies the Company's financial statements for the year ended December 31, 1995 contains a "going concern" uncertainty emphasis paragraph due to the Company's continued losses, negative cash flow and uncertainties related to the status of its working capital credit line. The Company has implemented a restructuring plan designed to improve operating results and cash flow from operations. During 1995, management began to actively seek
customer deposits on new orders.   Pursuant to this policy,  the
Company was successful in receiving significant advances from its principal customer. The final customer deposit advance was received by the Company in April 1996. The Company does not expect to receive any significant customer deposit advances in the future. To replace this liquidity, the Company finalized a new $2,000,000 one-year term loan agreement with Morgan Guaranty Trust in May 1996. The Company will incur interest charges at an annual interest rate of prime (8.25% at September 30, 1996). The loan is guaranteed by non-affiliated third parties. Proceeds of the new credit were used for working capital purposes.

During the quarter ended September 30, 1996, the Company's operating results were negatively impacted by cash flow and liquidity shortages. At September 30, 1996, the Company had working capital of $200,000, a decrease of $400,000 from December 31, 1995. At September 30, 1996, the Company's current and quick ratios were approximately 1.02 to 1 and 0.27 to 1, respectively, compared to 1.05 to 1 and 0.26 to 1, respectively, at December 31, 1995. The Company's working capital, current ratio, and quick ratio have decreased during 1996 primarily as a result of continued operating losses.

On September 30, 1996, the Company and Exportadora executed a Purchase Agreement, pursuant to which Exportadora exchanged $2,003,142 of the Company's indebtedness to Exportadora for 3,642,076 shares of the Company's common stock. This indebtedness included accounts payable to Exportadora and certain of its subsidiaries, and notes payable and accrued interest to Exportadora. After consummation of that transaction, Exportadora owns approximately 51% of the Company's outstanding common stock. Concurrent with the execution of the Purchase Agreement, the Company, Exportadora, Michael Farrah, Shannon Farrah, and the trusts of which they are the sole beneficiaries (Participants) entered into a Shareholders' Agreement also dated September 30, 1996. Major provisions of this agreement include restrictions against the transfer of shares of the Company's stock by the Participants and for voting purposes the shares of the Participants will be pooled and then equally divided between two groups (the Farrah Group and the Exportadora Group) so as to achieve equal voting power between the two groups despite that fact that one group owns a greater number of shares than the other.

In July 1996, the Company finalized a new long-term credit agreement with The CIT Group (CIT). Pursuant to the terms of this new credit agreement, CIT will advance funds, up to a maximum of $4.5 million to the Company under an asset based lending arrangement based on an 80% advance rate for eligible accounts receivable, and 50% for eligible inventory.
The credit agreement bears an annual interest rate of prime plus
1.5% (9.75% at September 30, 1996).    Initial proceeds under the
new credit agreement were utilized to pay-off the outstanding balance due Heller Financial. Additional proceeds received by the Company were used for working capital purposes. In July 1996, CIT also finalized a long-term $10 million credit agreement with Rooster Products which is guaranteed by Exportadora and the Alliance. Both credit agreements with CIT contain cross default provisions. Exportadora, Rooster Products, and the Alliance have subordinated their claims on the Company to CIT's claims.

In October 1996 the Company renewed a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey, Mexico. The loan, which is funded through an agency of the Mexican government to support Mexican exports, bears interest at an annual rate of 11.82% and is due February 4, 1997. Upon application by the Company, the bank, at its discretion, may approve a renewal of the loan for further additional periods. Initial proceeds from the loan were primarily used to manufacture finished goods for export to the United States. Payment of principal and interest on the loan is jointly and severally guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora, and Patrick Farrah, the Company's former Chairman.

As part of the sharing of expenses more fully described in the discussion of selling, general and administrative expenses and in
Note 3 to the financial statements, the Company owes approximately $880,000 to the Alliance under the cost sharing arrangement with Rooster Products. This related entity has been a significant source of the Company's working capital needs.

The Company also purchased goods and services from several subsidiaries of Exportadora totaling approximately $1,392,000 during the nine-months ended September 30, 1996. The balance owed to these subsidiaries at September 30 is approximately $343,000.

Part II  - Other Information

Item 1:   Legal Proceedings.

       None, except as reported in the Company's 1995 10-K. As indicated in the Company's 1995 10-K, during 1995, a former employee filed suit against the Company seeking compensatory and punitive damages for breach of contract and discrimination, among other allegations. In July 1996, the Company was successful in settling this suit for a sum of less than 10% of the Company's current assets at September 30, 1996. The full effect of this settlement is recorded in the Company's financial statements.

Item 2:   Changes In Securities.

       (a) None.

       (b) None.

Item 3:   Default Upon Senior Securities.

       (a) None.

       (b) None.

Item 4:   Submission of Matters to a Vote of Securities Holders.

       None

Item 5:   Other Information.

       Effective September 30, 1996, the Company's common stock was no longer included in the Nasdaq Small Cap market but instead became quoted on the OTC Bulletin Board
       Service of the National Association of Securities
       Dealers, Inc.  The Company's symbol remains MGPR.

Item 6:   Exhibits and Reports on Form 8-K.

       (a) Exhibits.

         None

       (b) Reports on Form 8-K.

       An 8-K was filed October 8, 1996. The content of the report documented the change in control of the Company subsequent to the issuance of 3,642,076 shares of previously authorized but unissued M.G. Products, Inc. common stock in exchange for cancellation of $2,003,142 of indebtedness owed by the Company to Exportadora. No financial statements were filed with the report.


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   M.G. PRODUCTS, INC.



Date: November 14, 1996         By:  /s/ Juan Pablo Cabrera
                                Juan Pablo Cabrera
                                Chairman of the Board and
                                Chief Executive Officer



Date: November 14, 1996         By: /s/ Ishmael D. Garcia
                                Ishmael D. Garcia
                                Chief Financial Officer