Form 10-K
period 1996-12-31
MG PRODUCTS INC
filed 1997-03-31
CIK 863111

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                         103,567
[SECURITIES]                                         0
[RECEIVABLES]                                2,622,065
[ALLOWANCES]                                    71,000
[INVENTORY]                                  5,356,985
[CURRENT-ASSETS]                               708,006
[PP&E]                                       2,619,296
[DEPRECIATION]                               1,208,416
[TOTAL-ASSETS]                              11,699,617
[CURRENT-LIABILITIES]                       10,409,880
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    35,015,935
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                11,699,617
[SALES]                                     21,327,178
[TOTAL-REVENUES]                            21,327,178
[CGS]                                       21,672,654
[TOTAL-COSTS]                               26,713,480
[OTHER-EXPENSES]                             1,667,306
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             727,912
[INCOME-PRETAX]                            (7,519,238)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (7,519,238)
[EPS-PRIMARY]                                    (.65)
[EPS-DILUTED]                                    (.65)