Form 10-Q
period 1997-03-31
MG PRODUCTS INC
filed 1997-05-14
CIK 863111

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934 For the Quarterly Period
Ended March 31, 1997

                               or

[    ]   Transition Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934 For the Transition Period from    to

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


     Indicate by check mark whether the registrant (1)  has
     filed  all reports required to be filed by Section  13
     or 15(d) of the Securities Exchange Act of 1934 during
     the  preceding  12 months (or for such shorter  period
     that   the  registrant  was  required  to  file   such
     reports),  and  (2) has been subject  to  such  filing
     requirements for the past 90 days.  Yes  X  No    .

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May
     1, 1997.

  Title of Class                        Number of Shares Outstanding

  Common Stock, $1 Par Value            14,206,154



                      M. G. PRODUCTS, INC.
           QUARTERLY REPORT FORM 10Q - MARCH 31, 1997
                              INDEX




                                                        Page
PART I.  FINANCIAL INFORMATION


Item 1.  Interim Financial Statements (Unaudited):

Consolidated Balance Sheets - March 31, 1997 and
December 31, 1996 . . . . . . . . . . . . . . . . . . .  1

Consolidated Statements of Operations - Three
months ended March 31, 1997 and 1996 . . . . . . .       3

Consolidated Statements of Cash Flows - Three
months ended March 31, 1997 and 1996 . . . . . .         4

Notes to Consolidated Financial Statements . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . .            10


PART II.OTHER INFORMATION . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . .. . 14

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   M.G. PRODUCTS, INC.
                   CONSOLIDATED BALANCE SHEETS


                                     March 31,  December 31,
                                       1997         1996
                                    (unaudited)
Assets
Current assets:
Cash                                $42,759       $103,567
Accounts receivable:
Trade, net of allowance for
doubtful
accounts of $52,000 and $71,000     1,442,372     2,171,279
in 1997 and 1996, respectively
Related parties                     316,477       379,786
Inventories:
Raw materials                       2,124,516     2,471,307
Work-in-process                     99,023        94,354
Finished goods                      1,759,723     1,904,145
Total inventories                   3,983,262     4,469,806
Prepaid expenses and other current  673,798       708,006
assets
Total current assets                6,458,668     7,832,444

Property and equipment at cost:
Machinery and equipment             1,258,441     1,325,560
Vehicles                            61,777        54,905
Furniture and fixtures              699,777       702,561
Leasehold improvements              536,270       536,270
                                    2,556,265     2,619,296

Less accumulated depreciation and
amortization                        (1,265,704)   (1,208,416)

Net property and equipment          1,290,561     1,410,880

Inventory                           1,129,676     887,179
Other assets                        795,036       798,325
Investment in joint venture         857,895       770,789

Total assets                        $10,531,836   $11,699,617


Liabilities and Shareholders Deficit
Current liabilities:
Accounts payable                    $2,199,812    $2,594,710
Due to related parties              2,597,099     2,078,831
Accrued expenses and other current
liabilities                         838,578       703,133
Reserve for restructuring and other
charges                             184,591       613,083
Notes payable                       4,106,469     4,064,683
Current portion of capital lease
obligations                         9,969         38,209
Pre-petition liabilities            313,420       317,231
Total current liabilities           10,249,938    10,409,880

Revolving credit agreement          1,475,602     2,028,211

Commitments and contingencies

Shareholders deficit:
Common shares, no par value:
Authorized shares D 15,000,000
Issued and outstanding shares
14,206,154                          35,015,935    35,015,935

Accumulated deficit                 (36,209,639)  (35,754,409)
Total shareholders deficit          (1,193,704)   (738,474)

Total liabilities and shareholders
deficit                             $10,531,836   $11,699,617

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

              M.G. PRODUCTS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED)


                               For the three months ended
                              March 31, 1997 March 31, 1996

Net sales                        $4,950,844      $5,665,558
Cost of sales                    4,252,834       4,916,497
Gross profit                     698,010         749,061

Costs and expenses:
   Sales and marketing           214,688         501,882
   General and administrative    834,929         1,003,788
                                 1,049,617       1,505,670

Loss from operations             (756,609)       (351,607)

Other income (expense):
   Interest expense, net         (190,728)       (151,769)
   Equity in earnings (loss)
   of subsidiary                 87,105          (18,791)
                                 (103,623)       (170,560)
Net loss                         $(455,230)      $(927,169)

Net loss per share               $    (.03)      $    (.09)

Number of shares used in
computing per share amounts      14,206,154     10,564,078

         See notes to consolidated financial statements.

              M.G. PRODUCTS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)

                                   For the three months ended
                                    March 31,     March 31,
                                       1997          1996

Cash provided by (used in)
operations:                          $400,599      $(48,546)

Investing activities:
Sale of property and equipment       77,656        -
Purchase of property and equipment   -             (26,503)
Cash provided by (used in)
 investing activities                77,656        (26,503)

Financing activities:
Advances (payments) on notes
 payable, net                        41,786        (714,562)
Payments on revolving credit
 facility, net                       (552,609)     -
Payments on capital lease
 obligations                         (28,240)      (24,522)
Cash provided by (used in)
 financing activities                (539,063)     (739,084)

Net decrease in cash                 (60,808)      (814,433)
Cash at beginning of period          103,567       1,011,755
Cash at end of period                $42,759       $197,622

         See notes to consolidated financial statements.


           M.G. PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)


1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in M.G. Products, Inc. annual report on Form 10-K for the year ended December 31, 1996.

Description of Business

The Company has two wholly owned subsidiaries which operated manufacturing facilities in Mexico. Productos M.G. S.A. de C.V. (Productos M.G.) is located in Tijuana, Mexico, and Comercial Electrica del Norte S.A. de C.V. (Comercial Electrica) is located in Monterrey, Mexico. In December 1996, the Company ceased production in its Tijuana manufacturing facility. Much of the production from the Tijuana facility has been transferred to the Company's Monterrey facility.

The Company is engaged in a single business segment, the manufacture and wholesale distribution of lighting fixtures for retail outlets primarily in the United States. The accompanying consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Substantially  all  of  the  products manufactured  by  Comercial
Electrica were transferred to the U.S. entity for sale in the United States.

Currently, the Company purchases raw materials from both American and  Mexican vendors.  As of March 31, 1997, identifiable assets,
primarily   raw   materials  and  machinery  and  equipment,   of
approximately $4,600,000 are located in Monterrey, Mexico.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company sells its products primarily to major national building material/home improvement retailers. Credit is extended based on an evaluation of the customerOs financial condition, and collateral is generally not required.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives of five to seven years using the straight-line method.

Pre-Petition Liabilities

During 1990, the Company was approved for reorganization pursuant to ChapterE11 of the United States Bankruptcy Code. As part of its reorganization plan, the Company is obligated to pay certain adjusted liabilities which are included in the accompanying balance sheet as pre-petition liabilities.

Revenue Recognition

Product sales revenue is recorded as products are shipped.

Stock-Based Compensation

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation and elected to continue to use the intrinsic value method in accounting for its stock option plans. The pro forma effects of fair value accounting for compensation costs related to options is not considered significant.

Advertising Costs

The  Company  expenses advertising costs as  incurred.   For  the
first quarter ending March 31, 1997, co-op advertising expense paid to the Company's customers and charged to sales and marketing approximated $4,000.

Net Loss Per Share

Net  loss per share is computed using the weighted average number
of  common  shares  outstanding during the  year.   Common  stock
equivalents are not considered in the computation as their effect is anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At this time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of the Company's earnings per share for these quarters is not expected to be material.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Going Concern

In the first quarter of 1997, the Company announced that its principal customer will substantially reduce its orders of the Company's product. Management believes this decrease in sales orders will significantly reduce sales revenue and hamper the Company's efforts to return to profitability. In response to this anticipated decrease in sales revenue, management is developing plans to reduce production and administrative expenses, as well as aggressively pursuing new sales opportunities.

During the three years ended December 31, 1996, the Company incurred substantial losses which negatively impacted cash flow and caused liquidity shortages. Additionally, a significant portion of the Company's trade payables are past due which caused intermittent interruption in the receipt of certain raw materials, having a negative effect on the Company's ability to meet customers demands for certain products. As a result of the inability to meet the demands of certain customers, the Company has lost some of its customer base, causing a decline in sales. Some of the Company's product lines are customer specific, and as a result of the loss of these customers, certain raw materials are not currently being consumed in the manufacturing process and new markets have not been established for much of the Company's finished goods inventory and the Company may be liable for significant additional rent expense.

Due to its cash flow shortages, the Company continues to have difficulty obtaining long-term financing. In July 1996 the Company obtained a new revolving credit facility with a different financing company. Under the revolving credit agreement, advances are limited to certain portions of the Company's accounts receivable and inventory. The Company's additional borrowings consist of a $2,000,000 note to a Mexican bank which is renewed on a 90 day basis at the discretion of the lender (see note 5), and a $2,000,000 note to a U.S. bank which is presently guaranteed by certain interested parties and is due on demand or if no demand is made, on May 31, 1997. Management does not expect the guarantees to be renewed and therefore the note is unlikely to be extended on its due date causing a further liquidity shortage and potentially affecting the Company's relationship with its customers.

In addition to the above borrowings, the Company has relied on advances from its major shareholders and parties related to such shareholders to provide for financing and working capital. The Company is continuing to pursue alternative means of financing, development of new products and alternative markets for certain inventory and, as described in Note 3, is restructuring its operations to eliminate excess manufacturing capacity in order to achieve more efficient distribution and manufacturing processes.

There is a substantial doubt about the Company's ability to continue if cash shortages continue to exist. The Company must continue to renegotiate its current borrowing arrangements or find new sources of financing, must find new markets for much of its inventory, must successfully negotiate the termination of certain leases, and must achieve manufacturing and distribution efficiencies. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.   Certain Related Party Transactions

C&F Alliance LLC

In the second quarter of 1995, the Company moved its corporate offices to San Antonio, Texas and formed C&F Alliance LLC ("the Alliance") with Rooster Products International Inc. ("Rooster Products"), the United States marketing and distribution subsidiary of Exportadora Cabrera S.A. de C.V. ("Exportadora") which, in December 1994, became a shareholder of the Company. The Company contributed certain office furniture, fixtures, and equipment with a net book value of approximately $477,000 to the Alliance.

Through the Alliance, the Company and Rooster Products share management and certain sales and marketing and general and administrative expenses. The Company and Rooster Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided. At MarchE31, 1997, the Company owed the Alliance $1,299,000 for unreimbursed expenses.

The following presents summary financial information of the Alliance for the period ending March 31, 1997 and 1996.

                                                 March 31,
                                              1997       1996

Sales and marketing expenses                   $447,000   $621,000
General and administrative expenses            1,272,000  1,137,000
Less: Amounts billed to M.G. Products, Inc.    (745,000)  (883,000)
      Amounts billed to Rooster Products Int'l (974,000)  (875,000)

Net income                                     $       0   $      0


Exportadora and subsidiaries

The  Company  also purchased goods and services from  Exportadora and  several of its subsidiaries totaling approximately  $1,408,000
during   1997.   The  balance  owed  to  Exportadora  and   these
subsidiaries at March 31, 1997, is approximately $714,000

4.   Commitments & Contingencies

In December 1996, production at the Company's manufacturing plant in Tijuana ceased, concurrent with a strike of the workers union at this location. The workers were then laid off in a manner consistent with Mexican law. This facility was operated by the Company's wholly owned subsidiary, Productos M.G. The decision was made to close the Productos M.G. plant since the Company has been unsuccessful in reducing plant overhead to an acceptable level, and because of reduced sales volumes which reduced the economic viability of maintaining two separate production facilities.

Productos M.G. had previously ceased making payments on the lease for the production facility in 1995 and the lessor of the facility has filed suit in Mexican courts for non-payment of rent. The Company has filed a countersuit alleging impropriety of the dollar-based contract under Mexican law. The Company has accrued rent totaling $437,000 recorded in accounts payable related to this matter, and does not expect to have to pay an amount in excess of the accrual. However, there can be no assurance that the Company will be successful in defending this lawsuit, or that a loss greater than the amount accrued will not be incurred.

The legal proceeding in Mexico related to the closing of the Tijuana plant and the ultimate disposition of its assets and liabilities has not yet been resolved, and may not be resolved in the near term. Therefore, uncertainty exists as to whether the plant and equipment and inventory in the possession of the union will fully satisfy the payroll related liabilities to the workers and the union. Their can be no assurances that future claims will not be made against the Company or Productos M.G., or that the Mexican courts may not reinstate certain payroll related liabilities or require additional payments to the workers.

The Company ceased distribution from its Memphis warehouse and is in negotiations with the lessor and a leasing agent to sub-lease the warehouse. The Company has accrued rent of $105,000 through April 1997; however the lease term extends through May 31, 2001, representing an additional rental contingency of $855,000. The ultimate resolution of this matter, which is expected to occur within one year, is not expected to result in a loss in excess of the Company's accrual which is included in the reserve for restructuring in other charges. However, there can be no assurance that the Company will be successful in obtaining a sub-lease, or that a loss greater than the current accrual will not be incurred.

In the normal course of business, the Company is named in various legal actions. The Company does not believe these actions will have a material adverse effect on the CompanyOs financial position or results of operations.

5.   Notes Payable

The Company renewed a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey. The loan, which is funded through an agency of the Mexican government to support Mexican exports, currently bears interest at an annual rate of 11.875% and is due June 30, 1997. Initial proceeds from the loan were primarily used to manufacture finished goods for export to the United
States. Payment of principal and interest on the loan is guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora.

In January 1997, Exportadora advanced the Company $315,000 for working capital purposes. This advance bears interest at 12%, with principal and accrued interest due December 31, 1997. The balance of this advance has been included in the balance sheet in Due to Related Parties.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has incurred substantial losses in the past four years, including a loss of $455,000 for the quarter ended March 31, 1997. Management is attempting to raise additional capital to fund its ongoing operations. While management believes it will be successful, there are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations and scheduled repayments of current debt through 1997.

In the first quarter of 1997, the Company announced that its principal customer will substantially reduce its orders of the Company's product. Management believes this decrease in sales orders will significantly reduce sales revenue and hamper the Company's efforts to return to profitability. In response to this anticipated decrease in sales revenue, management is developing plans to reduce production and administrative expenses, as well as aggressively pursuing new sales opportunities. The full effect in the reduction of this customer's orders will not be known until all remaining orders have been filled and shipped.

Results of Operations

The following are the Company's financial and operating highlights for the three months ended March 31, 1997 and 1996. The 1996 amounts of operating revenues and operating income
(loss) have been restated to conform to the 1997 presentation. The items in the table are expressed as a percentage of net sales.


                          For the three months ended
                           March 31,      March 31,
                              1997           1996

Net Sales                    100.0%         100.0%
Cost of sales                85.9%          86.8%
Gross profit                 14.1%          13.2%

Costs and expenses:
Selling                      4.3%           8.9%
General and administartive   16.9%          17.7%
                             21.2%          26.6%

Loss from operations         (7.1%)         (13.4%)

Interest expense, net        (3.9%)         (2.7%)
Equity in earnings
(loss) of subsidiary         1.8%           (0.3%)

Net Loss                     (9.2%)         (16.4%)

Three months ended March 31, 1997 compared to March 31, 1996

Net sales in the first quarter of 1997 were approximately $5.0 million. This represents a decrease of $715,000, or 12.6%, from the first quarter of 1996. The decrease in sales is attributable primarily to a reduction in the size of the Company's customer base both in terms of number of customers and a decline in the number of the Company's products placed with remaining customers. This resulted in decreases in unit volumes of all product categories sold by the Company. Reductions in sales can also be attributed to certain customers eliminating purchases of some or all of the Company's products due to the Company's inability to ship orders at acceptable fill rates on a timely basis as a result of continued cash flow and liquidity shortages.

Cost of sales in the first quarter of 1997 were approximately $4.3 million. This represents a decrease of $664,000 or 13.5% from the first quarter of 1996. The Company has made changes in products, is updating bills-of-material, made management changes in the manufacturing facilities, and is making other changes to overhead and distribution activities to eliminate inefficiencies in the production process. The Company continues to improve gross margins at its Mexican based production facility.

Selling expense in the first quarter of 1997 decreased by $287,000 to approximately $215,000, or 57.2%, from the first quarter of 1996. General and administrative expenses in the first quarter of 1997 decreased by approximately $169,000, to approximately $835,000, or 16.8% from the first quarter of 1996. These reductions in expenses are attributable primarily to the cost sharing arrangement the Company entered into with Rooster Products during 1995, more fully described in Note 3 to the financial statements.

Interest expense in the first quarter of 1997 increased by $39,000 to approximately $191,000, or 25.7% from the first quarter of 1996. This increase is attributable to the Company's continuing cash flow problems and subsequent need to borrow funds for the payment of operational expenses.

Income  from equity in earnings of subsidiary of $87,000 in  1997 relates to the Company's share of the estimated 1997 earnings of Crest Fan Industries Taiwan, Ltd., in which the Company acquired a 49.5% interest in 1993.

As a result of the foregoing operational results, the Company's net loss decreased to $(455,000), or $(0.03) per weighted average share during the first quarter of 1997 compared to $(927,000), or $(0.09) per weighted average share in the first quarter of 1996.

Liquidity and Capital resources

The opinion of the Company's independent auditors which accompanies the Company's consolidated financial statements for the period ended December 31, 1996 contains a "going concern" uncertainty emphasis paragraph due to the Company's continued losses and concerns for the Company to generate sufficient cash to provide for its operation in both the near and long-term. As discussed below, the Company obtained additional debt financing and finalized a new working capital credit facility during 1996. The Company initiated a series of restructuring efforts during 1995 and 1996 designed to improve operating results and cash flow from operations. During 1995, management began to actively seek prepayment terms in exchange for prepayment discounts from its customers on new orders. Pursuant to this policy, the Company was successful in obtaining significant prepayments from its principal customer. The Company stopped receiving such advances in April 1996. There can be no assurance, however, that the new financing arrangements will be sufficient or that the restructuring plan will be successful in improving operating results in the long term.

During the quarter ended March 31, 1997, the Company's operating results were negatively impacted by cash flow and liquidity shortages. At March 31, 1997, the Company had a working capital deficit of $3.8 million compared to working capital deficit of $2.6 million at December 31, 1996. The primary cause for the decrease in working capital was the combined reduction in
accounts   receivable   and   current   inventory   balances   of
approximately $1.2 million .

In January 1997, Exportadora advanced the Company $315,000 for working capital purposes. This advance bears interest at 12%, with principal and accrued interest due December 31, 1997.

The Company's current ratio and quick ratio at March 31, 1997 were 0.63:1 and 0.18:1, respectively, compared to 0.98:1 and 0.11:1, respectively, at March 31, 1996. The decreases in the Company's working capital and working capital ratios during 1997 resulted primarily from continued operating losses incurred during the year. A portion of its trade payables were outside their stated terms. This situation has caused an interruption in the shipment of certain raw materials and has had a negative effect on the Company's results of operations.

In May 1996, the Company obtained a $2.0 million working capital loan from Morgan Guaranty Trust. The note is due on demand, or if no demand is made on May 31, 1997. The interest rate on this loan is prime (8.50% at March 31, 1997). The loan is guaranteed by interested third parties. The Company does not expect the guarantees to be renewed and therefore the note is unlikely to be extended on its due date causing a further liquidity shortage. Replacing this financing is critical to the Company's working capital needs.

In July 1996, the Company finalized a new long-term credit agreement with The CIT Group, a commercial finance company. The CIT Group agreed to advance up to $4.5 million to the Company based on an 80% advance rate for eligible accounts receivable, and 50% for eligible inventory. Advances are collateralized by all of the Company's accounts receivable and inventory, as well as by its equipment. Advances bear interest at an annual rate of prime plus 1.5% (10.00% at March 31, 1997). The Company's obligations under this agreement are guaranteed by Rooster Products and the Alliance. Initial proceeds under the new credit agreement were utilized to pay-off the outstanding balance due Heller Financial. Subsequent proceeds received by the Company were used for working capital purposes. The balance on this credit facility was $1,476,000 at March 31, 1997. All outstanding amounts under this facility are due in July 1999.

In July 1996 CIT also finalized a long-term $10 million credit agreement with Rooster Products which is guaranteed by Exportadora and the Alliance. Both credit agreements with CIT contain cross default provisions. Exportadora, Rooster Products, and the Alliance have subordinated their claims on the Company to CIT's claims.

In March 1997, the Company renewed a $2.0 million loan from a Mexican bank for its subsidiary in Monterrey. The loan, which is funded through an agency of the Mexican government to support Mexican exports, currently bears interest at an annual rate of 11.875% and is due June 30, 1997. Initial proceeds from the loan were primarily used to manufacture finished goods for export to the United States. Payment of principal and interest on the loan is jointly and severally guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora.

As part of the cost sharing arrangement with Rooster Products more fully described in Note 3 to the financial statements, the Company owes the Alliance approximately $1,299,000 at March 31, 1997. This related entity has been a significant source of the Company's working capital needs.

The Company is currently in discussion with other potential lenders to provide for its short and long term working capital needs. While management believes it will be successful, there are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations and scheduled repayments of current debt through 1997.

Part II  - OTHER INFORMATION

Item 1:   Legal Proceedings.

          None, except as reported in the Company's 1996 10-K.

Item 2:   Changes In Securities.

          (a) None.

          (b)None.

Item 3:   Default Upon Senior Securities.

          (a)None.

          (b) None.

Item 4:   Submission of Matters to a Vote of Securities Holders.

          The Company has solicited proxies pursuant to Regulation 14 of the Securities and Exchange Act (Proxy Statement dated May 12, 1997) for its Annual Meeting of Shareholders on June 19, 1997.

Item 5:   Other Information.

          None.

Item 6:   Exhibits and Reports on Form 8-K.

          (a) None.

          (b) None.



                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              M.G. PRODUCTS, INC.
                              (Registrant)


Date:   May 14, 1997            By:  /s/  Juan Pablo Cabrera
                                     Juan Pablo Cabrera
                                     Chairman of the Board and
                                     Chief Executive Officer


Date:  May  14,  1997           By:  /s/   Eric Williams
                                      Eric Williams
                                      Chief Financial Officer
                                      (Duly Authorized Officer
                                      and Principal Financial
                                      and Accounting Officer)