Form 10-Q
period 1997-06-30
MG PRODUCTS INC
filed 1997-08-14
CIK 863111

13

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

        For the Quarterly Period Ended June 30, 1997

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

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 1997.

        Title of Class             Number of Shares Outstanding

     Common Stock, No Par Value            14,206,154

                      M. G. PRODUCTS, INC.
            QUARTERLY REPORT FORM 10Q - JUNE 30, 1997
                              INDEX

                                                        Page
PART I.  FINANCIAL INFORMATION


Item 1.  Interim Financial Statements (Unaudited):

         Consolidated Balance Sheets - June 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations - Three
         and Six Month Periods Ended
         June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Cash Flows - Six
         Month Periods Ended
         June 30, 1997 and 1996 . . . . . . . . . . .  . . . . . . .6

         Notes to Consolidated Financial Statements . . . . . . . . 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .12

PART II.OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURE . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .17



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   M.G. PRODUCTS, INC.
                   CONSOLIDATED BALANCE SHEETS

                                     June 30,   December 31,
                                     1997       1996
                                     (unaudited)
Assets
Current assets:
  Cash                               $ 13,600   $  103,567
  Accounts receivable:
   Trade, net of allowance for
   doubtful accounts of $21,000
   and $71,000                        661,374    2,171,279
   in 1997 and 1996, respectively

   Related parties                    232,253      379,786

  Inventories:
     Raw materials                    823,193    2,471,307
     Work-in-process                   43,361       94,354
     Finished goods                 1,003,744    1,904,145
  Total inventories                 1,870,298    4,469,806

  Prepaid expenses and other
  current assets                      495,255      708,006

Total current assets                3,272,780    7,832,444

Property and equipment at cost:

   Machinery and equipment          1,051,162    1,325,560
   Vehicles                            59,659       54,905
   Furniture and fixtures             353,638      702,561
   Leasehold improvements             480,659      536,270
                                    1,945,118     2,619,296
   Less accumulated depreciation,
   amortization and impairment
   valuation                        (1,718,070)   (1,208,416)

Net property and equipment             227,048     1,410,880

Inventory                                    -       887,179
Other assets                           457,412       798,325
Investment in joint venture            899,909       770,789

Total assets                         $4,857,149    $11,699,617

Liabilities and Shareholders Deficit

Current liabilities:

   Accounts payable                  $1,951,549    $2,594,710
   Due to related parties            3,657,207     2,078,831
   Accrued expenses and other
    current liabilities                802,045       703,133
   Reserve for restructuring and
    other charges                       60,000       613,083
   Notes payable                     3,848,327     4,064,683
   Current portion of capital
    lease obligations                        -        38,209
   Pre-petition liabilities            299,622       317,231

Total current liabilities            10,618,750    10,409,880

Revolving credit agreement             721,034     2,028,211

Commitments and contingencies

Shareholders deficit:
   Common shares, no par value:
    Authorized shares-50,000,000
    at June 30, 1997 and 15,000,000
    at December 31, 1996
    Issued and outstanding
     shares-14,206,154               35,015,935    35,015,935

   Accumulated deficit               (41,498,570)  (35,754,409)

Total shareholders deficit           (6,482,635)   (738,474)

Total liabilities and
shareholders deficit                 $4,857,149    $11,699,617


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

              M.G. PRODUCTS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED)


                     Three Months Ended       Six Months Ended
                     June 30                  June 30
                     1997        1996         1997         1996

Net Sales            $2,689,978  $4,439,286   $7,640,818   $10,104,844
Cost of sales        3,464,523   5,369,527    7,717,357    10,286,024
Gross profit (loss)  (774,545)   (930,241)    (76,539)     (181,180)

Costs and expenses:

 Sales and Marketing   471,424    682,721      686,108      1,184,603
 General and
  administrative     1,163,774    709,992      1,998,703    1,713,780
 Restructuring &
  other charges      2,772,247    795,000      2,772,247    795,000
                     4,407,445    2,187,713    5,457,058    3,693,383

Loss from operations (5,181,990)  (3,117,954)  (5,533,597)  (3,874,563)

Other income (expense)

 Interest expense,
  net                (148,955)    (149,157)    (339,683)     (300,926)
 Equity in earnings
  of subsidiary         42,014    135,573      129,119       116,782

Net Loss             $(5,288,931) $(3,131,538) $(5,744,161)  $(4,058,707)

Net Loss per share   $ (0.37)     $ (0.30)     $ (0.40)      $ (0.38)

Number of shares
 used in computing
 per share amounts   14,206,154   10,564,078   14,206,154    10,564,078

See notes to consolidated financial statements.

              M.G. PRODUCTS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)

                                     Six Months Ended
                                     June 30,       June 30,
                                     1997           1996

Cash provided by (used in)
operations:                          $1,501,439     $(2,925,925)

Investing activities:
Net purchase of property and
 equipment                           (29,664)       (87,900)
Dividend from investment in joint
 venture                                   -        302,363
Cash provided by (used in)
 investing activities                (29,664)       214,463

Financing activities:
Payments on revolving credit
 facility, net                       (1,307,177)    (148,818)
Payments on capital lease
 obligations                         (38,209)       (49,979)
Proceeds (payments) on notes
 payable, net                        (216,356)      2,000,000
Cash provided by (used in)
 financing activities                (1,561,742)    1,801,203

Net decrease in cash                 (89,967)       (910,259)
Cash at beginning of period          103,567        1,011,755
Cash at end of period                $13,600        $101,496

See notes to consolidated financial statements.

           M.G. PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)


1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in M.G. Products, Inc. annual report on Form 10-K for the year ended December 31, 1996.

Description of Business

The Company is engaged in a single business segment, the manufacture and wholesale distribution of lighting fixtures for retail outlets primarily in the United States. The accompanying consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has two wholly owned subsidiaries, one of which operates a manufacturing facility in Mexico. Productos M.G. S.A. de C.V. (Productos M.G.) is located in Tijuana, Mexico, and Comercial Electrica del Norte S.A. de C.V. (Comercial Electrica) is located in Monterrey, Mexico. In December 1996, the Company ceased production in its Tijuana manufacturing facility. Much of the production from the Tijuana facility was transferred at that time to the Company's Monterrey facility. As further described in Note 3, during July 1997, the Company announced the expected closure of the Monterrey facility during the third quarter.

The Company has purchased raw materials from both American and Mexican vendors. As of June 30, 1997, identifiable assets, primarily raw materials and machinery and equipment, net of valuation and restructuring reserves are approximately $1,100,000, and are located in Monterrey, Mexico.

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

Advertising Costs

The  Company  expenses advertising costs as  incurred.   For  the
second quarter ending June 30, 1997, co-op advertising expense paid to the Company's customers and charged to sales and marketing approximated $2,000.

Net Loss Per Share

Net  loss per share is computed using the weighted average number
of  common  shares outstanding during the period.   Common  stock
equivalents are not considered in the computation as their effect is anti-dilutive.

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

2.   Going Concern

In July 1997, the Company announced that its principal customer would terminate its orders of the Company's product under the ongoing sales program that had previously been established. However, this customer has indicated that in the third quarter of 1997 it will make several purchases of existing inventory from the Company. Management believes the loss of this customer will further reduce 1997 sales revenue and may undermine the Company's efforts to return to profitability.

During the four years ended December 31, 1996, the Company incurred substantial losses which negatively impacted cash flow and caused liquidity shortages. Additionally, a significant portion of the Company's trade payables are past due which caused intermittent interruption in the receipt of certain raw materials, having a negative effect on the Company's ability to meet customers demands for certain products. As a result of the inability to meet the demands of certain customers, the Company has lost most of its customer base, causing a large decline in sales. Some of the Company's product lines are customer specific, and as a result of the loss of these customers, certain raw materials are not currently being consumed in the manufacturing process and new markets have not been established for much of the Company's finished goods inventory.

Due to its cash flow shortages, the Company continues to have difficulty obtaining long-term financing. In July 1996 the Company obtained a new revolving credit facility with a commercial finance company. Under the revolving credit agreement, advances are calculated as a specified percentage of the Company's accounts receivable and inventory.

The Company also has obtained additional bank borrowings to support its cash flow shortages, including a $2,000,000 note to a U.S. bank which is presently guaranteed by certain interested parties, and a $2,000,000 note to a Mexican bank. In May 1997, the Company signed an agreement with the U.S. bank allowing for the payment of principal and interest over a period of thirty months.

The Company's note payable to a Mexican bank was due on June 30, 1997, along with accrued interest. No principal and interest payments have been made and the note has not been renewed, causing the Company to be in default under the agreement. The Company, through its majority shareholder Exportadora, is in the process of renegotiating the payment terms of the principal and the related accrued interest (see note 6).

The Company has relied on advances from its majority shareholder and parties related to such shareholder to provide for financing and working capital. The Company is continuing to pursue alternative means of financing, development of new products and alternative markets for certain inventory and, as described in
Note  3,  is  restructuring  its  operations  to  eliminate   the
manufacturing function.

There is a substantial doubt about the Company's ability to continue if cash shortages continue to exist. The Company must continue to renegotiate its current borrowing arrangements and find new sources of financing, must find new markets for much of its inventory, must successfully negotiate the termination of certain leases, and must achieve manufacturing and distribution efficiencies. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. However, provisions for estimated losses have been recorded. The carrying value of inventory has been reduced to reflect the obsolescence of certain inventories and a restructuring charge has been recorded to reflect the reduction in realizable value of leasehold improvements, equipment and certain other assets that will occur as part of the closing of the Monterrey facility (see Note 3). This charge has been recorded as an impairment valuation in net property & equipment.

3.   Plant Closures

In July 1997, the Company announced the expected closure of the Monterrey manufacturing facility during the third quarter, because the Company has been unsuccessful in reducing plant overhead  to  an acceptable level, and because of  reduced  sales volumes. It is expected that all workers will be laid off in a manner consistent with Mexican law. This facility is operated by the Company's wholly owned subsidiary, Commercial Electrica S.A. de C.V. In closing this facility, the Company has recorded a restructuring charge of $2,646,000. The purpose of this charge is to recognize the impairment in value of certain raw material inventory, leasehold improvements, and machinery and equipment.

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


4.   Certain Related Party Transactions

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

Through the Alliance, the Company and Rooster Products share management and certain sales and marketing and general and administrative expenses. The Company and Rooster Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided. At June 30, 1997, the Company owed the Alliance $1,471,000 for unreimbursed expenses.


The following table presents summary financial information for the Alliance for the three and six month periods ended June 30, 1997:

                                        Three months Six months ended
                                        ended        ended
                                        June 30,     June 30,
                                        1997         1997

Sales and marketing expenses            $442,000     $889,000
General and administrative expenses     1,295,000    2,567,000
Less:  amounts billed to M.G. Products,
       Inc.                             (784,000)    (1,529,000)
       amounts billed to Rooster
       Products International, Inc.     (953,000)    (1,927,000)
                                        $      -     $        -

Exportadora and subsidiaries

The Company also purchased goods and services from Exportadora and several of its subsidiaries totaling approximately $2,209,000 during 1997. The balance owed to Exportadora and these subsidiaries at June 30, 1997, is approximately $2,066,000.


5.   Commitments & Contingencies

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

The Company ceased distribution from its Memphis warehouse and had been in negotiations with the lessor and a leasing agent to sub-lease the warehouse. In June 1997, the Company reached an agreement with the lessor to terminate the Company's lease for an amount approximating the original accrual. The settlement was finalized in July 1997.

In the normal course of business, the Company is named in various legal actions. The Company does not believe these actions will have a material adverse effect on the CompanyOs financial position or results of operations.


6.   Notes Payable

Payable to a Mexican Bank

The Company's $2.0 million note payable to a Mexican bank was due on June 30, 1997, along with accrued interest. No principal and interest payments have been made and the note has not been
renewed,  causing  the  Company  to  be  in  default  under   the
agreement. The Company, through its majority shareholder Exportadora, is in the process of renegotiating the payment terms of the principal and related accrued interest. Payment of principal and interest on the loan is guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora. Management expects to reach an agreement with this lending institution in the third quarter.

Payable to a U.S. Bank

In  May 1997, the Company signed an agreement with the U.S.  bank calling  for  an  immediate principal  payment  of  $100,000,  28 monthly principal payments of $50,000, a final payment of $500,000 and interest due monthly.

Payable to Exportadora

In January 1997, Exportadora advanced the Company $315,000 for working capital purposes. Additional advances by Exportadora totalling $582,000 were made in the second quarter. These advances bear interest at 12%, with principal and accrued interest due December 31, 1997. These advances have been included in the balance sheet in Due to Related Parties.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has incurred substantial losses in the past four years, including a loss of $5,289,000 for the quarter ended June 30, 1997. Management is attempting to raise additional capital to fund its ongoing operations. While management believes it will be successful, there are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations and scheduled repayments of current debt through 1997.

In the second quarter of 1997, the Company announced that several customers, including its principal customer, would terminate their orders of the Company's product under the ongoing sales programs that had previously been established. Management believes this decrease in sales orders will significantly reduce 1997 sales revenue and may undermine the Company's efforts to return to profitability. In response to this anticipated decrease in sales revenue, management is restructuring the operations of its corporate headquarters in San Antonio, Texas, primarily by reducing staff, and closing the manufacturing facility located in Monterrey. Closing this manufacturing facility will mark the cessation of all manufacturing by the Company. These are significant changes that reflect management's intent to wind-down the current manufacturing, distribution, and marketing efforts of the company, and focus on developing its innovative new product described below.

During the first quarter of 1996, the Company entered into a joint venture agreement with another lighting manufacturer to commercialize a new low voltage halogen recessed lighting product for the Electrical Distributor and Home Center marketplaces. During the fourth quarter of 1996 the Company notified the joint venture partner of the Company's intention to terminate the joint venture arrangement due to non-performance. The Company and this former joint venture partner have not reached a dissolution agreement. The Company and the joint venture partner have agreed to proceed with arbitration. There can be no assurance that this matter will be resolved in the Company's favor. An adverse result could require the Company to share sales of the product in U.S. markets with this former joint venture partner. However, the Company believes that it has a strong position regarding ownership rights of this product. The Company has continued to refine the product, which is currently undergoing UL testing. In a shift in business strategy, the Company will subcontract the manufacture of this product's components, as well as the final assembly. Assuming sufficient cash flow to fund development is generated as described below, management anticipates the redesigned product will be test marketed in late 1997, and, if successful, will be introduced in the spring of 1998.

Management expects to generate liquidity for the remainder of the current year by selling its ownership interest in Crest Fan Industries Taiwan Ltd., (Crest Fan Taiwan), and by selling existing inventory to the Company's largest customer. The Company has begun negotiating the sale of its 49.6% interest in Crest Fan Taiwan to another shareholder in that company. The Company expects to complete the transaction in the third quarter. The sales price is expected to approximate the current carrying value of the investment in the balance sheet. The Company is also negotiating the sale of inventory to its largest customer. Management expects that this sale of inventory will include existing finished goods as well as the conversion of some raw materials inventory into finished goods. Cash proceeds from these sales will be used to reduce the working capital deficit and fund development of the low-voltage halogen recessed lighting as noted above..

Results of Operations


The following are the Company's financial and operating highlights for the three and six month periods ended June 30, 1997 and 1996. The 1996 amounts of operating revenues and operating income (loss) have been restated to conform to the 1997 presentation. The items in the table are expressed as a percentage of net sales.

                            Percentage of Net Sales

                          Three months       Six months
                          ended              ended
                          June 30,           June 30,
                          1997      1996     1997      1996
Net Sales                  100.00%   100.00%  100.00%   100.00%
Cost of sales              128.79%   120.95%  101.00%   101.79%
Gross profit (loss)        (28.79%)  (20.95%) (1.00%)   (1.79%)

Costs and expenses:
Selling                     17.53%    15.38%   8.98%    11.72%
General and
 administrative             43.26%    15.38%   8.98%    11.72%
Restructuring and
 unusual                   103.06%    17.91%  36.28%     7.87%
                           163.85%    49.28%  71.42%    36.55%

Loss from operations      (192.64%)   (70.23%) (72.42%) (38.34%)

Interest expense, net       (5.54%)    (3.36%)  (4.45%)  (2.98%)
Equity in earnings of
 subsidiary                  1.56%      3.05%    1.69%    1.16%

Net Loss                  (196.62%)   (70.54%) (75.18%) (40.16%)

Three  and  six months ended June 30, 1997 compared to  June  30,
1996

Net sales for the three and six months ended June 30, 1997 were approximately $2.7 million and $7.7 million respectively. This represents a decrease of $1.7 million and $2.5 million, or (38.6%) and (24.8%) respectively, from the comparable periods in 1996. Sales revenue in the second quarter of 1997 also includes the sale of approximately $771,000 of slow moving merchandise.
The sale of this merchandise was made at a reduced margin, and negatively impacted the gross loss margins described below.

Cost of sales for the three and six month periods ended June 30, 1997 were $3.5 million and $7.7 million respectively, resulting in gross loss margins of (28.00%) and (1.00%) compared to the gross loss margin percentages of (20.95%) and (1.79%) respectively for the comparable periods in 1996.

The Company's selling expense decreased by $211,000 and $498,000, respectively, for the three and six month periods ended June 30, 1997, compared to the respective 1996 periods. Selling expense as a percentage of net sales increased to 17.53% from 15.38% for the three month period ended June 30, 1997 and decreased to 8.98% from 11.72% for the six month period ended June 30, 1997, from the comparable periods in 1996. This change is primarily a result of decreased sales and service commissions.

General  and  administrative expenses, increased by $454,000  and
$285,000, respectively for the three and six month periods  ended
June  30,  1997, compared to the respective 1996 periods.   As  a
percentage  of  net  sales, general and  administrative  expenses increased to 43.26% from 15.99% for the three month period  ended
June  30,  1997 and increased to 26.16% from 16.96% for  the  six month periods ended June 30, 1997, from the comparable periods in
1996.   Higher expenses during the quarter ended June  30,  1997,
were a result of both the recognition of additional property taxes from a previous location and the write-off of goodwill originally capitalized at the acquisition of Crest Industries in 1993. This write-off was due to the wind-down of operations associated with that acquisition and the resulting impairment of value of the related assets.

Interest expense decreased by $200 to $149,000 for the three month period ending June 30, 1997 and increased by $39,000 to $
340,000 for the six month period ended June 30, 1997, compared to $149,000 and $301,000 in the comparable periods in 1996.

Income from equity in earnings of subsidiary of $42,000 and $129,000 for the three and six month periods ended June 30, 1997 relates to the Company's share of the estimated 1997 earnings of Crest Fan Taiwan, in which the Company acquired a 49.6% interest in 1993.

As a result of the foregoing operational results, the Company's net loss increased to $5,289,000, or $(0.37) per weighted average share during the three months ended June 30, 1997 compared to a net loss of $3,132,000, or $(0.30) per weighted average share during the three months ended June 30, 1996.

Liquidity and Capital resources

The opinion of the Company's independent auditors which accompanies the Company's consolidated financial statements for the period ended December 31, 1996 contains a "going concern" uncertainty emphasis paragraph due to the Company's continued losses and concerns for the ability of the Company to generate sufficient cash to provide for its operation in both the near and long-term. The Company initiated a series of restructuring efforts in 1995 and 1996 which have continued through 1997 with the intent of improving operating results and cash flow from operations. There can be no assurance, however, that these financing arrangements will be sufficient or that the continuing restructuring efforts will be successful in improving operating results in the long term, and that the Company can replace the sales volume losses resulting from the order cancellations of its principal customer.

During the quarter ended June 30, 1997, the Company's operating results were negatively impacted by cash flow and liquidity shortages. At June 30, 1997, the Company had a working capital deficit of $7.3 million compared to working capital deficit of $2.6 million at December 31, 1996. The primary cause for the decrease in working capital was the combined reduction in
accounts   receivable   and   current   inventory   balances   of
approximately $7.5 million.

In January 1997, Exportadora advanced the Company $315,000 for working capital purposes. Additional interest-bearing advances by Exportadora totaling $582,000 were made in the second quarter. These advances bear interest at 12%, with principal and accrued interest due December 31, 1997. These advances have been included in the balance sheet in Due to Related Parties.

The Company's current ratio and quick ratio at June 30, 1997 were 0.31:1 and 0.09:1, respectively, compared to 0.79:1 and 0.18:1, respectively, at June 30, 1996. The decreases in the Company's working capital and working capital ratios during 1997 resulted primarily from continued operating losses incurred during the year. A portion of its trade payables were outside their stated terms. This situation has caused an interruption in the shipment of certain raw materials and has had a negative effect on the Company's results of operations.

In May 1996, the Company obtained a $2.0 million working capital loan from Morgan Guaranty Trust. The interest rate on this loan is prime (8.50% at June 30, 1997). The loan is guaranteed by interested third parties. In May 1997, the Company was able to reach an agreement with Morgan Guaranty Trust calling for an immediate principal payment of $100,000, 28 monthly principal payments of $50,000, a final payment of $500,000 and interest due monthly.

In July 1996, the Company finalized a new long-term credit agreement with The CIT Group, a commercial finance company. The CIT Group agreed to advance up to $4.5 million to the Company based on an 80% advance rate for eligible accounts receivable, and 50% for eligible inventory. Advances are collateralized by all of the Company's accounts receivable and inventory, as well as by its equipment. Advances bear interest at an annual rate of prime plus 1.5% (10.00% at June 30, 1997). The Company's obligations under this agreement are guaranteed by Rooster Products and the Alliance. Initial proceeds under the new credit agreement were utilized to pay-off the outstanding balance due Heller Financial. Subsequent proceeds received by the Company were used for working capital purposes. The balance on this credit facility was $720,000 at June 30, 1997. All outstanding amounts under this facility are due in July 1999.

In July 1996 CIT also finalized a long-term $10 million credit agreement with Rooster Products which is guaranteed by Exportadora and the Alliance. Both credit agreements with CIT contain cross default provisions. Exportadora, Rooster Products, and the Alliance have subordinated their claims on the Company to CIT's claims.

The Company's $2.0 million note payable to a Mexican bank was due on June 30, 1997, along with accrued interest. No principal and interest payments have been made and the note has not been
renewed,  causing  the  Company  to  be  in  default  under   the
agreement. The Company, through its majority shareholder Exportadora, is in the process of renegotiating the payment terms of the note and the related accrued interest. Payment of principal and interest on the loan is guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora. Management expects to reach an agreement with this lending institution in the third quarter.

As part of the cost sharing arrangement with Rooster Products more fully described in Note 4 to the financial statements, the Company owes the Alliance approximately $1,471,000 at June 30, 1997. This related entity has been a significant source of the Company's working capital needs.

There are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations and scheduled repayments of current debt through 1997.

Part II  - OTHER INFORMATION

Item 1:   Legal Proceedings.

       None, except as reported in the Company's 1996 10-K.

Item 2:   Changes In Securities.

        (a) At the Annual Meeting of Shareholders on June 19, 1997, the Articles of Incorporation were amended to increase the authorized number of shares of common stock from 15,000,000 to 50,000,000 shares.

        (b)None.

Item 3:   Default Upon Senior Securities.

        (a)The Company's note payable to a Mexican bank was due on June 30, 1997, along with accrued interest. No principal and interest payments have been made and the note has not been renewed, causing the Company to be in default under the agreement. The Company, through its majority shareholder Exportadora, is in the process of renegotiating the payment terms of the note and the related accrued interest.

        (b) None.

Item 4:   Submission of Matters to a Vote of Securities Holders.

         The Company has solicited proxies pursuant to Regulation 14 of the Securities and Exchange Act (Proxy Statement dated May 12, 1997) for its Annual Meeting of Shareholders on June 19, 1997. There was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 13,776,842 shares. The Articles of Incorporation were amended to increase the authorized number of shares from 15,000,000 to 50,000,000. The vote on the resolution was as follows:

         For       13,718,406
         Against          69,835
         Abstained          1,696

Item 5:   Other Information.

         None.

Item 6:   Exhibits and Reports on Form 8-K.

          (a) Exhibit 10(z) Letter agreement between M.G. Products, Inc. and Morgan Guaranty Trust Company of New York dated May 22, 1997.

          (b) An 8-K was filed on April 28, 1997, to report, in item
          5 of the 8-K, the issuance of the registrants April 28, 1997 press release that was filed as exhibit 1 to the form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              M.G. PRODUCTS, INC.
                              (Registrant)


Date: August 14, 1997           By:  /s/  Juan Pablo Cabrera
                                     Juan Pablo Cabrera
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:   August  14,  1997        By:  /s/   Eric Williams
                                      Eric Williams
                                      Chief Financial Officer
                                      (Duly Authorized Officer
                                       and Principal
                                      Financial and Accounting
                                       Officer)


EXHIBIT 10(z)


     JP Morgan
     9 West 57th Street
     New York, NY 10019


     May 22, 1997

     Mr. Ishmael D. Garcia
     MG Products, Inc.
     8154 Bracken Creek
     San Antonio, Texas 78266



     Dear Mr. Garcia:

     In  connection  with a $2,000,000 Demand  Loan  on  our
     books for MG Products, Inc. it is our understanding that you have asked for an extension to our repayment agreement dated May 31, 1996. Effective June 1, 1997, for thirty months, you are agreeing to make the following payments: On June 1, 1997 we are to receive a payment for $100,000. Thereafter monthly for 28 months through October 1, 1999 we will receive monthly payments for $50,000. A final balloon payment of $500,000 will be due on November 1, 1999. All payments described above are going to be applied towards the reduction of principal. In addition we will continue to receive monthly payments for interest.

     This agreement is an accommodation and does not change the demand nature of our Note. Further, it is subject to continuous approval by the guarantors of this loan, Messrs. Kenneth Langone and Bernard Marcus.

     If you agree with the above terms, please sign below and return this letter to my attention at the above address together with the most current financial information available. Should you have any questions, please feel free to call me at 212/837-3873.

                                   Sincerely,

                                   /s/  Helga Faulenbach
                                   Helga Faulenbach
                                   Associate

     We agree to the above repayment terms:

     /s/    Juan Pablo Cabrera                 /s/   Eric Williams
            Juan Pablo Cabrera, CEO                  Eric Williams, CFO