Form 10-Q
period 1997-09-30
MG PRODUCTS INC
filed 1997-11-14
CIK 863111

1

               UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

               FORM 10-Q

        (Mark One)
        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the
                 Quarterly Period Ended September 30, 1997

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

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 1997.

        Title of Class             Number of Shares Outstanding

        Common Stock, No Par Value            14,206,154




         M. G. PRODUCTS, INC.
         QUARTERLY REPORT FORM 10Q - SEPTEMBER 30, 1997
         INDEX



Page PART I.  FINANCIAL INFORMATION
Item 1.  Interim Financial Statements (Unaudited):

         Consolidated Balance Sheets - September 30, 1997 and
         December 31, 1996 . . . . . . . . . .. . . . . .. . 3

         Consolidated Statements of Operations - Three
         and Nine Month Periods Ended September 30, 1997
         and 1996 . . . . . . . . . . .. . . . . . . . . .   5

         Consolidated Statements of Cash Flows - Three
         and Nine Months Ended September 30, 1997 and
         1996  . . . . . . . . . . .  . . . . . . . . . . . .6

         Notes to Consolidated Financial Statements .. . . . 7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . .  13


PART II.OTHER INFORMATION  . . . . . . . . . . . . . . . . . 17


SIGNATURE . . . ..  . . . . . . . . . . .   . . . . . . . . .18


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                   M.G. PRODUCTS, INC.
                   CONSOLIDATED BALANCE
                   SHEETS

                                    September 30,      December 31,
                                    1996               1997
                                    (unaudited)
Assets
Current assets:
  Cash                             $  87,450          $ 103,567
  Accounts receivable:
  Trade, net of allowance for
    doubtful accounts of
    $25,000 and
    $71,000 in 1997 and 1996,
    respectively                       863,110          2,171,279
    Related parties                    168,898            379,786
  Inventories:
     Raw materials                     650,298          2,471,307
     Work-in-process                   115,707             94,354
     Finished goods                    402,208          1,904,145
  Total inventories                  1,168,213          4,469,806
  Prepaid expenses and other
   current assets                      409,257            708,006
Total current assets                 2,696,928          7,832,444

 Property and equipment at cost:
   Machinery and equipment           1,051,162          1,325,560
   Vehicles                             17,497             54,905
   Furniture and fixtures              353,638            702,561
   Leasehold improvements              480,659            536,270
                                     1,902,956          2,619,296

   Less accumulated depreciation,
   amortization and impairment
   valuation                        (1,547,477)        (1,208,416)
 Net property and equipment            355,479          1,410,880

Inventory                                    -            887,179
Other assets                           446,016            798,325
Investment in joint venture                  -            770,789

Total assets                        $3,498,423        $11,699,617


Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                 $1,428,221        $ 2,594,710
   Due to related parties            4,225,153          2,078,831
   Accrued expenses and other
    current liabilities                559,212            703,133
   Reserve for restructuring and
    other charges                       10,236            613,083
   Notes payable                     3,928,507          4,064,683
   Current portion of capital
    lease obligations                        -             38,209
   Pre-petition liabilities            257,324            317,231
Total current liabilities           10,408,653         10,409,880

Revolving credit agreement             812,987          2,028,211

Shareholders' deficit:
   Common shares, no par value:
      Authorized shares -
      50,000,000 at
      September 30, 1997 and
      15,000,000 at December 31,
      1996 Issued and outstanding
      shares - 14,206,154           35,015,935         35,015,935

   Accumulated deficit             (42,739,152)       (35,754,409)

Total shareholders' deficit         (7,723,217)          (738,474)

Total liabilities and
 shareholders' deficit              $3,498,423        $11,699,617



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.



M.G. PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                    Three Months Ended        Nine Months Ended
                    September 30              September 30
                    1997         1996         1997          1996

Net Sales           $1,544,391   $5,713,161   $9,185,209    $15,818,005
Cost of sales        1,860,934    5,693,240    9,578,291     15,979,264
Gross profit (loss)   (316,543)      19,921     (393,082)      (161,259)

Costs and expenses:
  Sales and marketing   91,389      133,873      777,497      1,318,476
  General and
   administrative      622,534      640,208    2,621,237      2,353,988
  Restructuring &
   other charges             -            -    2,772,247        795,000
                       713,923      774,081    6,170,981      4,467,464

Loss from
 operations         (1,030,466)    (754,160)  (6,564,063)    (4,628,723)


Other income (expense)
  Interest
   expense, net       (173,292)    (241,324)    (512,975)      (542,250)
  Equity in
   earnings of
   subsidiary          (36,284)     140,312       92,295         257,094

Net Loss           $(1,240,582)    (855,172)  (6,984,743)     (4,913,879)

Net Loss per share     $ (0.09)     $ (0.08)    $ (0.49)        $ (0.46)

Number of shares
 used in
 computing per
 share amounts      14,206,154   10,604,546   14,206,154       10,577,567


See notes to consolidated financial statements.

[CAPTION]

              M.G. PRODUCTS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)


                                     Nine Months Ended
                              September 30, 1997     September 30, 1996

[S]                          [C]                    [C]

Cash provided by (used in)
 operations:                   $    596,074           $  (3,535,966)

Investing activities:
  Net purchase of property and
   equipment                          6,629                (177,480)
  Dividend from investment in joint
   venture                          770,789                 302,363
Cash provided by investing
 activities                         777,418                 124,883

Financing activities:
  Proceeds (payments) from long term
   debt                          (1,215,224)              2,119,980
  Payments on capital lease
   obligations                      (38,209)                (76,405)
  Proceeds (payments) on notes
   payable, net                    (136,176)                838,156
Cash provided by (used in)
 financing activities            (1,389,609)              2,881,731

Net decrease in cash                (16,117)               (529,352)
Cash at beginning of period         103,567               1,011,755
Cash at end of period             $  87,450              $  482,403
[FN]

See notes to consolidated financial statements.
[/TABLE]


           M.G. PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED)



1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement information
and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly,  they  do  not include all of  the information and disclosures required by generally accepted
accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.Operating  results  for the three and
nine  month  periods ended September 30, 1997, are not
necessarily indicative of the results that may be
expected for the year ending December 31, 1997. For
further   information,   refer  to  the  consolidated
financial statements and footnotes thereto included in M.G. Products, Inc. annual report on Form 10-K for the year ended December 31, 1996.

Description of Business

The Company is engaged in a single business segment, the manufacture and wholesale distribution of lighting fixtures for retail outlets primarily in the United States. The accompanying consolidated financial statements include the accounts of the
Company  and  all  wholly  owned subsidiaries.   All significant
intercompany accounts and transactions have been eliminated.

The Company has three wholly owned subsidiaries, two of which operated manufacturing facilities in Mexico. Productos M.G. S.A.
de C.V. (Productos M.G.) is located in Tijuana, Mexico and Comercial Electrica del Norte S.A. de C.V. (Comercial Electrica) is located
in  Monterrey,  Mexico.   In December 1996,  the Company ceased
production in its Tijuana manufacturing facility and in October 1997, the Company closed the Monterrey manufacturing facility.
The   Power  And  Light  Company  (Palco)  was  created for the
distribution of the Company's new low voltage product and is located in San Antonio, Texas.

The Company has purchased raw materials from both American and Mexican vendors. As of September 30, 1997, identifiable assets, primarily raw materials and machinery and equipment, net of valuation and restructuring reserves are approximately $1,800,000, and are located in Monterrey, Mexico.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company had previously sold its products to major national building material/home improvement retailers. Credit was extended based on an evaluation of the customer's financial condition, and collateral was generally not required.

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

Advertising Costs

The Company expenses advertising costs as incurred. In 1997, Co-op advertising expense paid to the Company's customers and charged to sales and marketing approximated $7,000.

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


2.   Going Concern

During   the  four  years  ended December 31,  1996,   the
Company  incurred   substantial  losses  which  negatively
impacted  cash flow and  caused liquidity shortages.   The
Company   has  had difficulty  obtaining sufficient  long-
term   financing.  As  a  result,  the  Company  lost  the
remainder   of  its exsisting  customer and  product  base.
Any sales during the third quarter of 1997 were a direct result of inventory liquidations.

In an effort to improve cash flow, the Company,in July
1996, obtained a new revolving credit facility with a commercial finance company. Under the revolving credit agreement, advances are calculated as a specified percentage of the Company's accounts receivable and inventory.

The Company also has obtained additional bank borrowings to support its cash flow shortages, including a $2,000,000 note to a U.S. bank which is presently guaranteed by certain interested parties, and a $2,079,000 (including capitalized interest) note to a Mexican bank. In May 1997, the Company signed an agreement with the U.S. bank allowing for the payment of principal and interest over a period of thirty months. Certain payments have been made to that bank, reducing the principal outstanding to $1,850,000 at September 30, 1997.

The Company's note payable to a Mexican bank was due on October 29, 1997, along with accrued interest. No principal and interest payments have been made and the note has not been renewed, causing the Company to be in default under the agreement. The note has previously been renewed on a 90 day basis at the discretion of the lender. The Company, through its majority shareholder Exportadora Cabrera S.A. de C.V.
(Exportadora), is in the process of renegotiating the payment terms of the principal and the related accrued interest(see note 7).

The  Company has relied on advances from its majority
shareholder and  parties related to that shareholder to
provide for financing and  working  capital.   The  Company
is continuing to pursue alternative means of financing, development of new products and alternative markets for certain inventory and, as described in Note 3, is restructuring its operations to eliminate the manufacturing function.

There is a substantial doubt about the Company's ability to continue if cash shortages continue to exist. The Company must continue to renegotiate its current borrowing arrangements and find new sources of financing, must find markets for its remaining inventory, must successfully negotiate the termination of  certain  leases,  and  must successfully  roll  out its new product. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. However, provisions for estimated losses have been recorded. The carrying value of inventory has been reduced to reflect the obsolescence of certain inventories and a restructuring charge has been recorded to reflect the reduction in realizable value of leasehold  improvements, equipment and certain other assets that will  occur as part of the closing of the Monterrey
facility (see Note  3).   This  charge  has  been  recorded  as  an
impairment valuation in Net Property & Equipment.


3.   Plant Closures

In  July 1997, the Company announced the expected closure
of the Monterrey manufacturing facility. The plant closed October 31, 1997 because the Company had been unsuccessful in reducing plant overhead to an acceptable level, and because of
reduced sales volumes.   This  facility was operated by  the
Company's wholly owned subsidiary, Commercial Electrica S.A.
de C.V. In closing this facility, the Company recorded a restructuring charge in the second quarter of $2,646,000, which recognized the impairment in value of certain raw material inventory, leasehold improvements, and machinery and equipment. All workers were laid off in a manner
consistent  with  Mexican  law.   Any  potential legal
proceeding  in  Mexico related to the closing  of  the
Monterrey facility   and  the  ultimate  disposition  of  its
assets and liabilities are not yet known. Their can be no assurances that future claims will not be made against the Company or Comercial Electrica.


4.   Certain Related Party Transactions

C&F Alliance LLC

In  the  second quarter of 1995, the Company moved its corporate offices  to San Antonio, Texas and formed C&F Alliance LLC
("the Alliance")  with  Rooster Products International  Inc.
("Rooster Products"),   the   United  States  marketing
and distribution subsidiary of Exportadora which, in December 1994, became a shareholder of the Company.
The Company contributed certain office furniture, fixtures, and equipment with a net book value of approximately $477,000 to the Alliance.

Through the Alliance, the Company and Rooster Products share management and certain sales and marketing and general and administrative expenses. The Company and Rooster
Products each own 50% of the Alliance, and all expenses incurred by the Alliance are billed to the owners based on services provided. At September 30, 1997, the Company owed the Alliance
$1,520,000 for unreimbursed expenses.


The following table presents summary financial information for the Alliance for the three and nine month periods ended
September 30, 1997:

                              Three months ended    Nine months ended
                              September 30, 1997    September 30, 1997


Sales and marketing expenses  $ 302,000             $1,191,000
General and administrative
 expenses                     1,082,000              3,649,000

Less:  amounts billed
        to M.G. Products, Inc. (567,000)            (2,096,000)
       amounts billed
        to Rooster Products
        Int'l, Inc.            (817,000)            (2,744,000)
                              $       -             $        -


Exportadora and subsidiaries

The Company also purchased goods and services from Exportadora and several of its subsidiaries totaling approximately $595,000
during   the  third  quarter  of  1997.   The  balance owed to
Exportadora and these subsidiaries at September 30, 1997, is approximately $1,723,000. See Note 7 for cash advances made by Exportadora to the Company.


5.   Company Investments

The Power And Light Company

During  the third quarter of 1997, the Company created The Power
And Light Company (Palco). This new wholly owned subsidiary will be responsible for the distribution of the new low voltage product currently undergoing development.


With regards to the new low voltage product, the Company entered into a joint venture agreement with another lighting manufacturer to  commercialize  a  new low voltage halogen  recessed lighting
product for the  Electrical  Distributor  and   Home Center
marketplaces. During the fourth quarter of 1996 the Company notified the joint venture partner of the Company's intention to terminate the joint venture arrangement due to non performance. The Company and this former joint venture partner have not reached a dissolution agreement, but have agreed to proceed with arbitration. The arbitration will proceed before an appointed arbitrator working with the American Arbitration Association.
It is anticipated that the arbitration will take place in December 1997 and/or January 1998, or shortly thereafter. The issues the Company has sought to be resolved at the arbitration relate to the termination of the joint venture agreement, alleged misappropriation of trade secrets, and alleged deceptive trade practices.
There can be no assurance that this matter will  be
resolved in the Company's favor. An adverse result could require the Company to share sales of the product in U.S. markets with this former joint venture partner. However, the Company believes that it has a strong position regarding ownership rights of this product. The Company has continued to refine the product, which is currently undergoing UL testing. In a shift in business strategy, the Company will subcontract the manufacture of this product's components, as well as its final assembly. Assuming sufficient cash flow to fund development is generated as described below, management anticipates the redesigned product will be test marketed by Palco's first customer in late 1997, and, if successful, will be fully introduced by this customer in
the  spring  of  1998.   Palco has had some  preliminarysuccess
negotiating sales contracts with several additional customers. Although the Company has received no purchase orders from these customers, each has expressed a strong interest in carrying this new product line.

Crest Fan Industries Taiwan Ltd.

During the third quarter of 1997, the Company sold its ownership interest in Crest Fan Industries Taiwan Ltd., (Crest Fan Taiwan). The cash proceeds from these sales were used to reduce the working capital deficit and fund development of the low voltage halogen recessed lighting. The sale of this investment is in-line with management's intent to phase out the Company's previous operations while focusing its remaining efforts on the new low voltage product that will be sold through Palco.


6.   Commitments & Contingencies

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

Any potential legal proceeding in Mexico related to the closing of the Monterrey facility and the ultimate disposition of its assets and liabilities have yet to be known. Their can be no assurances that future claims will not be made against the Company or Commercial Electrica.

In June 1997, the Company reached an agreement with the lessor of its Memphis warehouse to terminate the Company's lease. The settlement, which was finalized in the third quarter of 1997, did not have an impact on the Company's income statement because the previously recorded accrual was sufficient.

In the normal course of business, the Company is named in various legal actions. The Company does not believe these actions will have a material adverse effect on the Company's financial position or results of operations.


7.   Notes Payable

Payable to a Mexican Bank

The Company's $2,079,000 note payable to a Mexican bank was due on October 29, 1997, along with accrued interest.
No principal and interest payments have been made and the note has not been renewed, causing the Company to be in default under the agreement. The Company, through its majority shareholder Exportadora, is in the process of renegotiating the payment terms of the principal and related accrued interest. Payment of principal and interest on the loan is guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora.

Payable to a U.S. Bank

In May 1996, the Company obtained a $2.0 million working capital loan from Morgan Guaranty Trust. Upon expiration, in May 1997, the Company signed an agreement with this bank calling for an immediate principal payment of $100,000, twenty eight monthly principal payments of $50,000, a final payment of $500,000, and interest due monthly. The initial payment of $100,000, and one monthly payment of $50,000, and monthly payments of interest have
been  made.   The  Company is in arrears $100,000 and is currently in
default of the note terms.

Payables to Exportadora

Exportadora subsidiaries have made cash advances to the Company for working capital purposes. These advances total $45,000 in the third quarter and $575,000 year-to-date. These advances bear interest at 12%, with principal and accrued interest due December 31, 1997. Rooster Products has also made cash advances to the
Company.   These  advances total $358,000 in the  third quarter.
These advances have been included in the balance sheet in Due to Related Parties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

During the third quarter of 1997, the Company sold its ownership interest in Crest Fan Industries Taiwan Ltd., (Crest Fan Taiwan). Management is also in the process of negotiating the sale of remaining finished goods inventory to various customers. Cash proceeds from these sales will be used to reduce the working capital deficit and fund development of the low-voltage halogen recessed lighting as noted below.

The Company has incurred substantial losses in the past four years, including a loss of $1,240,000 for  the  quarter ended
September  30, 1997.  In the second quarter of 1997, the
Company announced   that  several  customers,  including  its
principal customer, would terminate their orders of the Company's product under the ongoing sales programs that had
previously been established.   As  a  result of the decrease
in sales revenue, management has restructured the operations of its corporate headquarters in San Antonio, Texas, by reducing staff, and by closing the manufacturing facility located in Monterrey.
These significant changes reflect management's efforts to wind down the current manufacturing, distribution, and marketing efforts of the company, and focus on developing its innovative new product described below.

During  the  first quarter of 1996, the Company  entered into  a joint venture agreement with another lighting manufacturer to commercialize a new low voltage halogen recessed lighting product for the Electrical Distributor and Home Center marketplaces. During the fourth quarter of 1996 the Company notified the joint venture partner of the Company's intention to terminate the joint venture arrangement due to non-performance. The Company and this former joint venture partner have not reached a dissolution agreement, but have agreed to proceed with arbitration.
The arbitration will proceed before an appointed arbitrator
working with the American Arbitrator Association. It is anticipated that the arbitration will take place in December 1997 and/or
January 1998, or shortly thereafter.  The issues the Company has sought to be resolved at the arbitration relate to the termination of the joint venture agreement, alleged misappropriation of trade secrets, and alleged deceptive trade practices. There can be no assurance that this matter will be resolved in the Company's favor. An adverse result could require the Company to share sales of the product in U.S. markets with this former joint venture partner. However, the Company believes that it has a strong position regarding ownership rights of this product. The Company has continued to refine the product, which is currently
undergoing  UL  testing.   In a shift in business strategy, the
Company will subcontract the manufacture of this product's components, as well as its final assembly. Assuming sufficient cash flow to fund development is generated as described below, management anticipates the redesigned product will be test marketed by Palco's first customer in late 1997, and, if successful, will be fully introduced by this customer in the
spring   of  1998.   Palco  has  had  some  preliminary success
negotiating sales contracts with several additional customers. Although the Company has received no purchase orders from these customers, each has expressed a strong interest in carrying this new product line.

Results of Operations


The following are the Company's financial and operating highlights for the three and nine month periods ended
September 30, 1997 and 1996. The 1996 amounts of operating revenues and operating income (loss) have been restated to conform to the 1997 presentation. The items in the table are expressed as a percentage of net sales.

                            Percentage of Net Sales

                            Three months       Nine months
                            ended              ended
                            September 30,      September 30,
                            1997     1996      1997      1996

Net Sales                   100.00%  100.00%   100.00%   100.00%
Cost of sales               120.50%  99.65%    104.28%   101.02%
Gross profit (loss)         (20.50%)  0.35%     (4.28%)   (1.02%)

Costs and expenses:
Selling                       5.92%   2.34%      8.46%     8.34%
General and administrative   40.31%  11.21%     28.54%    14.88%
Restructuring and unusual     0.00%   0.00%     30.18%     5.03%
                             46.23%  13.55%     67.18%    28.25%

Loss from operations        (66.73%)(13.20%)   (71.46%)  (29.27%)

Interest expense, net       (11.22%) (4.22%)    (5.58%)   (3.43%)
Equity in earnings of
 subsidiary                  (2.38%)  2.46%      1.00%     1.63%

Net Loss                    (80.33%)(14.96%)   (76.04%)  (31.07%)

Three and nine months ended September 30, 1997 compared to September 30, 1996

Net sales for the three and nine months ended September 30, 1997 were approximately $1.5 million and $9.1 million respectively. This represents a decrease of $4.2 million and $6.6 million, or (73.0%) and (41.9%) respectively, from the comparable periods in
1996.   Sales  revenue  in the third quarter  of  1997 consisted
primarily of liquidation of remaining inventory which negatively impacted the gross margins described below.

Cost of sales for the three and nine month periods ended
September 30, 1997 were $1.9 million and $9.6 million respectively, resulting in gross loss margins of (20.5%) and (4.3%) compared to the gross profit (loss) margin percentages of 0.4% and (1.0%) respectively for the comparable periods in 1996.

The Company's selling expense decreased by $42,000 and $541,000, respectively, for the three and nine month periods ended September 30, 1997, compared to the respective 1996 periods. Selling expense as a percentage of net sales increased to 5.9% from 2.3% for the three month period ended September 30, 1997 and increased to 8.5% from 8.3% for the nine month period ended September 30, 1997, from the comparable periods in 1996. This change is primarily a result of decreased sales and service commissions.

General and administrative expenses decreased by $18,000 for the three month period ended September 30, 1997 and increased by $267,000 for the nine month period ended September 30, 1997, compared to the respective 1996 periods. As a percentage of net sales, general and administrative expenses increased to 40.3% from 11.2% for the three month period ended September 30, 1997 and increased to 28.5% from 14.9% for the nine month period ended September 30, 1997, from the comparable periods in 1996.

Interest expense decreased by $68,000 to $173,000 for the three month period ending September 30, 1997 and decreased by $29,000 to $513,000 for the nine month period ended September 30, 1997, compared to $241,000 and $542,000 in the comparable periods in 1996.

Income (Loss) from equity in earnings of subsidiary of ($37,000) and $92,000 for the three and nine month periods ended September 30, 1997 relates to the Company's share of the estimated 1997 earnings of Crest Fan Taiwan, in which the Company acquired a 49.6% interest in 1993. The loss during the third quarter of
1997   reflects  elimination  of  an  over-accrual  of estimated
earnings recorded during the first half of 1997.


As a result of the foregoing operational results, the Company's net loss increased to $1,241,000, or $(0.09) per weighted average share during the three months ended September 30, 1997 compared to a net loss of $855,000, or $(0.08) per weighted average share during the three months ended September 30, 1996.

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

During the quarter ended September 30, 1997, the Company's operating results were negatively impacted by cash flow and liquidity shortages. At September 30, 1997, the Company had a working capital deficit of $7.7 million compared to working capital deficit of $2.6 million at December 31, 1996. The primary cause for the decrease in working capital was the combined reduction in accounts receivable and current inventory balances of approximately $4.6 million, caused by negative product margins, and the restructuring reserve recorded in the second quarter.

The Company's current ratio and quick ratio at September
30, 1997 were 0.26:1 and 0.11:1, respectively, compared to 1.02:1 and 0.27:1, respectively, at September 30, 1996. The decreases in the Company's working capital and working capital ratios during 1997 resulted primarily from continued operating losses incurred during the year.
A portion of its trade payables were outside their stated terms. This situation has caused an interruption in the shipment of certain raw materials and has had a negative effect on the Company's results of operations.

Exportadora  subsidiaries have made cash advances to the
Company for  working capital purposes.  These advances
total $45,000  in the third quarter and $575,000 year-to-
date.  These advances bear interest at 12%, with principal
and accrued interest due December 31,   1997.  Rooster
Products has also made cash advances  to the Company.
These  advances total $358,000 in the  third quarter.
These advances have been included in the balance sheet in Due to Related Parties. As part of the cost sharing arrangement with Rooster Products more fully described in
Note 4 to the financial statements, the Company owes the Alliance approximately $1,520,000 at September 30, 1997.
The Company expects that these related entities will continue to be a significant source of the Company's working capital needs.

The  Company's $2,079,000 note payable to a Mexican bank
was due on  October 29, 1997, along with accrued interest.
No principal and  interest payments have been made and the
note has  not been renewed,  causing  the  Company  to  be
in  default  under the agreement.    The  Company,
through its majority shareholder Exportadora, is in the process of renegotiating the payment terms of the note and the related accrued interest. Payment of principal and interest on the loan is guaranteed by Alejandro Cabrera Robles, a director of the Company and Chairman of Exportadora.

In May 1996, the Company obtained a $2.0 million working capital loan from Morgan Guaranty Trust. The interest rate on this loan is prime (8.50% at September 30, 1997). The loan is guaranteed by interested third parties. In May 1997, the Company was able to reach an agreement with Morgan Guaranty Trust calling for an immediate principal payment of $100,000, 28 monthly principal payments of $50,000, a final payment of $500,000 and interest due monthly. The initial payment of $100,000, one monthly payment of $50,000, and monthly payments of interest have been made. The Company is in arrears $100,000 and is currently in default of the note terms.

In  July  1996,  the  Company finalized a  new  long-term
credit agreement with The CIT Group, a commercial finance
company. The CIT  Group  agreed to advance up to $4.5
million to  the Company based  on  an  80% advance rate
for eligible accounts receivable, and  50%  for  eligible
inventory.  During the third quarter  of 1997, both the
Company and CIT agreed to reduce the advance limit
to $2.0 million, with no change in the advance rates for
eligible accounts   receivable  and  eligible  inventory.
Advances are collateralized  by all of the Company's
accounts  receivable and inventory,  as well as by its
equipment.  Advances bear interest at  an  annual  rate of
prime plus 1.5% (10.00% at September 30, 1997).   The
Company's obligations under this agreement are guaranteed by Rooster Products and the Alliance. The balance on this credit facility was $813,000 at September 30, 1997. All outstanding amounts under this facility are due in July 1999.

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

Part II  - OTHER INFORMATION

Item 1:   Legal Proceedings.

          None, except as reported in the Company's 1996 10- K and as relating to the arbitration discussed in Note 5 of the Consolidated Financial Statements.

Item 2:   Changes In Securities.

          (a) None.

          (b) None.

Item 3:   Default Upon Senior Securities.

          (a)The Company's note payable to a Mexican bank was due on October 29, 1997, along with accrued interest. No principal and interest payments have been made and the note has not been renewed, causing the Company to be in default under the agreement. The Company, through its majority shareholder Exportadora, is in the process of renegotiating the payment terms of the note and the related accrued interest.

           In  May  1996, the Company obtained a $2.0 million working
           capital  loan  from Morgan Guaranty Trust.   The interest
           rate on this loan is prime (8.50% at September 30, 1997). The loan is guaranteed by interested third parties. In
           May 1997, the Company was able to reach an agreement with Morgan Guaranty Trust calling for an immediate principal payment of $100,000, 28 monthly principal payments of $50,000, a final payment of $500,000 and interest due
           monthly.   The  initial payment of $100,000,  one monthly
           payment of $50,000, and monthly payments of interest have been made. The Company is in arrears $100,000 and is currently in default of the note terms.

           (b) None.

Item 4:   Submission of Matters to a Vote of Securities Holders.

            None.

Item 5:   Other Information.

          Directors Charles Chapman and Martin Goodman resigned on August 22, 1997, as a result of which there are now three vacancies on the Board of Directors. These vacancies have not been filled.

Item 6:   Exhibits and Reports on Form 8-K.

          (a) None.

          (b)   An 8-K was filed on September 16, 1997, to report in
          item 4, the change in registrant's certifying accountant and in item 5, the resignation of Charles Chapman and Martin Goodman from the Board of Directors.

          An 8-K/A was filed on September 17, 1997, to amend items 4,5 and 7 of the 8-K dated September 15, 1997.

                           SIGNATURES

Pursuant  to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              M.G. PRODUCTS, INC.
                                  (Registrant)


Date:  October 14, 1997          By:  /s/  Juan Pablo Cabrera
                                   Juan Pablo Cabrera
                                   Chairman of the Board and Chief
                                   Executive Officer



Date:  October  14,  1997          By: /s/  Eric Williams
                                     Eric Williams
                                     Chief Financial Officer
                                     (Duly Authorized Officer
                                     and Principal Financial and
                                     Accounting Officer)